Form 10-K
period 2001-12-31
SCIENT INC
filed 2002-04-01
CIK 1158019

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, DC 20549

                                        FORM 12b-25

                             Commission File Number: 333-68402


                                NOTIFICATION OF LATE FILING


(Check One):   [X] Form 10-K   [_] Form 11-K      [_] Form 20-F    [_] Form 10-Q
               [_] Form N-SAR

      For Period Ended: December 31, 2001

      [_] Transition Report on Form 10-K
      [_] Transition Report on Form 20-F
      [_] Transition Report on Form 11-K
      [_] Transition Report on Form 10-Q
      [_] Transition Report on Form N-SAR
            For the Transition Period Ended:__________________________________

      Read attached instruction sheet before preparing form. Please print or type.

      Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

      If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates: _______________________
____________________________________________


                                           PART I
                                   REGISTRANT INFORMATION


      Scient, Inc.
-------------------------------------------------------------------------------
Full name of registrant

-------------------------------------------------------------------------------
Former name if applicable

      79 Fifth Avenue
-------------------------------------------------------------------------------
Address of principal executive office (Street and number)

      New York, NY 10003
-------------------------------------------------------------------------------
City, state and zip code


                                     PART II
                             RULE 12b-25(b) AND (c)

      If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

            (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]         (b)   The subject annual report, semi-annual report, transition
                  report on Form 10-K, 20-F, 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

            (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.


                                    PART III
                                    NARRATIVE

      State below in reasonable detail why the Form 10-K, 11-K, 20-F 10-Q, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

Scient, Inc. has been unable to complete its annual report on Form 10-K for the fiscal year ended December 31, 2001. Scient, Inc. was created from the business combination of Scient Corporation and iXL Enterprises, Inc. in November 2001. The resultant integration of the two companies including the relocation of corporate offices has complicated the preparation of the annual report on Form 10-K for the fiscal year ended December 31, 2001.


                                     PART IV
                                OTHER INFORMATION

      (1) Name and telephone number of person to contact in regard to this notification:


    Jacques Tortoroli              212                  500-4900
-------------------------------------------------------------------------------
         (Name)                (Area Code)         (Telephone Number)

      (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s). [X] Yes [_] No

      (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
[X] Yes [_] No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

      There will be a significant change in the results of operations from the prior year due to the industry downturn that continued from calendar year 2000. No quantitative estimate of the change is possible at this time for the reasons identified in Part III above.


                                 Scient, Inc.
-------------------------------------------------------------------------------
                 (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 1, 2002                       By:   /s/ Jacques Tortoroli
                                             ----------------------------------
                                               Jacques Tortoroli
                                              Chief Financial Officer

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.


                                    ATTENTION

Intentional misstatements or omissions of fact constitute Federal Criminal Violations (see 18 U.S.C. 1001).