Form 10-K/A
period 2001-12-31
SCIENT INC
filed 2002-04-16
CIK 1158019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 333-68402

                                  SCIENT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                      58-2643480
       (State or other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

     79 FIFTH AVENUE, NEW YORK, NEW YORK                           10003
  (Address of Principal Executive Offices)                      (Zip Code)

                                 (212) 500-4936
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.0001 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]
     The aggregate market value of the common stock held by non-affiliates of the Company, based upon the closing price of the registrant's common stock as of April 9, 2002 was $24,588,384. There were 188,792,328 shares of common stock outstanding as of April 9, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be provided in Part III (Items 10, 11, 12, and 13) of this Annual Report on Form 10-K is hereby incorporated by reference from the Company's Definitive 2002 Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  SCIENT, INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     1
          Risk Factors................................................     6
Item 2.   Properties..................................................    15
Item 3.   Legal Proceedings...........................................    16
Item 4.   Submission of Matters to a Vote of Security Holders.........    16

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    17
Item 6.   Selected Financial Data.....................................    18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    19
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................    31
Item 8.   Financial Statements and Supplementary Data.................    31
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    31

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    32
Item 11.  Executive Compensation......................................    32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    32
Item 13.  Certain Relationships and Related Transactions..............    32

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    33
          Signatures..................................................    35

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in this Annual Report on Form 10-K, including information with respect to Scient, Inc.'s future business plans, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements. These factors include those set forth below in
Item 1 "Business -- Risk Factors."

     Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

     In this Annual Report, "Company," "Scient, "we," us," "our," and "ours" refer to Scient, Inc. and its subsidiaries, "iXL" refers to iXL Enterprises, Inc. (one of our predecessor companies) and its subsidiaries, "Scient Corporation" refers to Scient Corporation (one of our predecessor companies) and its subsidiaries and "predecessor companies" refers to iXL and Scient Corporation.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     On November 7, 2001, iXL Enterprises, Inc. and Scient Corporation combined to form Scient, Inc., with trading of our common stock commencing on November 8, 2001. Each share of iXL's common stock outstanding was converted into 1.00 share of Scient, Inc.'s common stock and each share of Scient Corporation's common stock outstanding was converted into 1.24 shares of Scient, Inc.'s common stock. Scient, Inc. is headquartered in New York, NY and also has offices in seven (7) other locations in the United States and London, England, as well as an affiliate office in Tokyo, Japan.

BUSINESS

     Scient is a business and technology consultancy that helps companies use the power of emerging technologies and advanced business strategy to build stronger, more profitable relationships with their customers, employees and business partners. We leverage our expertise in user-centric strategy consulting, systems architecture and design, and application and technology infrastructure development to design, develop and deploy advanced eBusiness solutions for Global 1000 companies and other corporate users of information technology.

     Our services are designed to help enterprises realize cost efficiencies, generate revenue and strengthen customer relationships through the development of innovative business strategies enabled by the integration of emerging and existing technologies. We build solutions designed to synchronize each of our clients' delivery channels to lower the cost of their overall delivery models and to maximize customers' experiences; we also work with our clients to digitize their internal functions and activities; and we rationalize our clients' eBusiness investments to consolidate Web activities and the technology and applications supporting them. Our clients include American Express, BellSouth, BP International, CIBC, Delta Air Lines, DuPont, Eastman Chemical, FedEx, Genzyme, JPMorgan Chase, Kodak, Kraft, Lloyds TSB Bank plc, PepsiCola International, Phillip Morris International, Sara Lee Douwe Egbert, and Verizon.

  Services

     Scient integrates a focus on customer experience with technology and business strategy expertise. Our Customer Experience Management (CXM(TM)) approach represents a practical, ROI-driven way to synchronize a company around improving customer experiences -- from a customer's perspective. CXM provides the ability to assess and prioritize initiatives to repair and/or innovate customer experiences across all channels. It breaks down the customer relationship into key experiences where customer strategies can be operationalized and the power of multiple customer touch points can be leveraged effectively. The following descriptions highlight the primary services we employ to deliver on CXM.

     Strategy. We work with clients to tailor a business strategy designed to provide them with measurable results. Our goal is to leverage the industry and eBusiness experience and knowledge base of our professionals along with the experiences of our clients' senior executives to formulate innovative, executable and flexible eBusiness strategies.

     Design. In addition to strategy, we offer customer experience design to our clients. Because we consider the user interface to be more than just visual design, we use our abilities in information architecture, user interface engineering, editorial services, and usability research to develop systems with innovative customer experience. We create valuable and efficient online experiences through an in-depth understanding of customer needs.

     Engineering. We build and implement innovative eBusiness applications and technology infrastructure that take into account the current and future business needs of our clients. Our offerings include

     - Infrastructure & Operations

     - Legacy System Management

     - Database Management

     - Web & Enterprise Application Integration

     - User Experience

     - Performance Testing

     We recognize that new types of communication devices are proliferating, network usage is expanding and the future of eBusiness will be dependent upon the development of integration and variety of technologies. We build applications and technology infrastructure intended to accommodate these changes in the eBusiness environment. Our applications and technology infrastructure development services utilize our capabilities in application software, networks, systems, security and infrastructure architecture. We develop applications and technology infrastructure to serve as the foundation for eBusiness innovations that can link to existing systems and technologies.

  Delivery

     Our services are delivered through our on-site, off-site, off-shore model. Our on-site capabilities are delivered at the client's location. Our off-site capabilities are delivered through our Engineer Acceleration Center (EAC), with teams located in our dedicated facilities in Dallas, Texas. Our EAC was established to provide deeply skilled teams, an integrated customer experience and technology process, along with dedicated technology to provide efficient, effective and high quality solutions to our clients. The EAC offers a pre-configured development environment to our clients that is intended to establish process, project management structures, and standards that reduce overall project risks.

     We deliver our off-shore capabilities though our agreement with HPS America, Inc. This agreement is intended to enable HPS to complement and supplement our existing core engineering capabilities with HPS's expertise in eCommerce, Web technology, rapid application development re-engineering and migration, legacy system maintenance and enterprise integration. HPS is a joint venture between HCL Technologies Limited, one of India's largest information technology companies, and Perot Systems, one of the world's largest IT outsourcing companies. HPS provides us with priority scheduling and customized capabilities via facilities in Noida and Bangalore, India.

  The Scient Approach(TM) Methodology

     The Scient Approach methodology is a well-defined process that helps us efficiently deliver our services. This methodology provides a framework that facilitates the distribution of knowledge within an engagement and across all parts of Scient. The Scient Approach methodology is designed to allow us to provide consistent quality across engagements and to deliver high value to clients in all aspects of our services. The Scient Approach methodology has three general stages: Conceive, Architect and Engineer.

     Conceive. During the Conceive stage of the approach, we work closely with the client to define the overall business requirements and how they relate to the business strategy. The five components of the Conceive stage include Assessing, Visioning, Conceptualizing, Prototyping, and Defining. Upon completion of the Conceive stage, we should have the information necessary to define key business metrics of success and to prioritize the client's eBusiness initiatives based on a common understanding of the client's overall business objectives.

     Architect. In the Architect stage, we define the scope of the project being developed and design the applications to enable clients to meet their objectives. We also scope and design the underlying infrastructure to integrate the software, network and hardware components necessary to support the applications. This stage includes the evaluation of any third party software. The Architect stage occurs in two phases, Architect-Scope and Architect-Design.

     After the Architect stage, the client has a "blueprint" for development. This blueprint identifies in detail the tasks necessary to meet the objectives and overall strategy goals as defined in the Conceive stage.

     Engineer. In this stage, we build and deliver the desired application, which may include the incorporation or integration of third party software or devices. Within this stage are three phases that are focused on successfully implementing the applications defined during the Architect stage. We have established the Engineer Acceleration Center (EAC) in Dallas, Texas to provide world-class software engineering.

     Upon completion of the Engineer stage, we deliver the system to the client. The Scient team completes all final deliverables, produces the final distribution media, and conducts formal transition meetings with the appropriate client operations team.

  Knowledge Management

     Scient's knowledge management processes and systems enable the development and re-use of our intellectual capital. We have found that while there are unique features to each client engagement, there is often a degree of commonality. Our focus on particular industries, business processes and technologies creates intellectual capital that can be adapted for use in different industries and applications provided that it is not proprietary to a client. Through the Scient Approach methodology and process, we expect to capture this common intellectual capital and develop common frameworks, processes, and technology to use in the delivery of our services. Our knowledge management is designed to enable each engagement team to bring the experiences of the entire company to bear on each client engagement. Our knowledge management facilitates access to the Scient Approach methodology and helps our colleagues determine what services to deliver to clients and when to perform the services during the different steps of the approach. Resources available through our knowledge management include tutorial materials, templates, expert contacts and sample outputs for the different process steps. We have invested significantly in our knowledge management with the intent that such expenditures will allow us to use our intellectual capital in order to accelerate the delivery of services, reduce costs and leverage our industry experience. However, we cannot guarantee that our knowledge management will help us achieve these goals or will be adequate to support our future operations.

  Strategic Alliances and Affiliations

     We have entered into, and intend to continue entering into, strategic alliances and affiliations with a select group of technology and service providers.

     The primary goals of our strategic alliances and affiliations are:

     - to train and retain our engineers, architects, creative talent and strategists;

     - to create or identify new revenue opportunities through referrals, joint sales efforts, and the creation of new service offerings; and

     - to increase our credibility and visibility in the marketplace by operating an industry-leading alliances program as well as collaborating with alliance partners in joint marketing efforts.

     We have established strategic affiliations with companies providing the core elements of IT infrastructure including Cisco, Compaq, IBM, Intel, Microsoft, and Sun Microsystems. These strategic affiliations provide us with early access to training, product support, tools, best practices and technology.

     We have also established strategic alliances with companies offering technologies that serve specific roles in the deployment or delivery of our services. These alliances are arranged by portfolios that focus on a particular industry solution. Some representative alliance partner companies include Art Technology Group, Aspect Communications, BEA, Digital Island, Epicentric, E-piphany, Interwoven, iPlanet, Netegrity and Vignette.

     The contracts governing the strategic affiliations and alliances generally do not have long durations. In addition, they are generally terminable by Scient or the other party at will.

  Sales and Marketing

     Through our Client Partner sales teams and marketing organization, we market and sell our services to clients who are creating, rethinking or expanding their existing businesses to integrate eBusiness capabilities. Our sales professionals are aligned around two principal markets:

     - Financial Services, including financial products and services providers such as investment and commercial banks, securities firms, insurance companies, credit card companies, and online brokerages and lending institutions;

     - Enterprise, which includes Global 1000 companies facing the challenges of adapting their businesses' traditional procurement and distribution networks to take advantage of eBusiness capabilities including retail and consumer products, health and wellness, manufacturing, industrial products, energy and chemicals, telecommunications and travel and transportation.

     Our sales people collaborate with our business unit professionals and management to identify prospects, conduct sales and manage client relationships. Due to the strategic nature of our engagements, we typically negotiate with the senior business, functional, and technical management personnel of current and potential clients.

     Our marketing efforts are focused on creating awareness of Scient and building the Scient brand. We use a broad mix of programs to accomplish these goals, including market research, brochures, information pieces published for industry forums, public relations activities, marketing programs, seminars and speaking engagements and Web site marketing.

  Clients

     We have performed professional services for a variety of clients in many industries around the world. From inception through December 31, 2001, Scient and its predecessor companies have delivered thousands of client engagements and have helped our clients launch approximately 50 end-to-end eBusinesses.

     We generally enter into contracts with our clients on a time and materials basis, though we also work on a fixed-fee basis or on a capped fee arrangement. The latter generally limits the amount we may invoice a client for our services. In the future, we anticipate an increasing percentage of our client engagements will be under arrangements with fixed-fee components. If we miscalculate the resources or time needed to complete engagements with capped or fixed fees, our operating results could suffer.

  Competition

     Competition in the eServices market is intense. We compete against companies selling electronic commerce software and services, including those offering such products and services on a hosted basis, and the in-house development efforts of companies seeking to engage in electronic commerce.

     Our current competitors include the following:

     - Systems integrators, such as Sapient;

     - Accenture, KPMG Consulting and the consulting arms of the large accounting firms;

     - The professional services groups of computer equipment companies, such as IBM;

     - Outsourcing firms, such as Computer Sciences Corporation and Electronic Data Systems;

     - Web consulting firms and online agencies, such as Lante, and Razorfish;

     - General management consulting firms, such as McKinsey & Company; and

     - Internal IT departments of current and potential clients.

     Because relatively low barriers to entry characterize our market, we also expect other companies to enter the market.

     We believe that the principal competitive factors in our industry are:

     - The value of services provided compared to the price of services;

     - The quality of services and deliverables, technical and strategic expertise, project management capabilities, reputation and experience of professionals delivering the services; and

     - The effectiveness of sales and marketing efforts, brand recognition, and the size of the firm.

     We believe that we presently compete favorably with respect to most of these factors. In particular, we believe that we offer an integrated set of strategic consulting and user experience skills and technological expertise that many existing service providers are not well suited to provide. We believe we offer services that fall between the strategy firms and large system integrators, and meet companies' needs. However, the market for eServices is highly competitive and we cannot be certain that we will compete successfully in the future. We expect that competition will continue to intensify in the future, particularly as large IT consulting firms focus more resources on eServices opportunities. Because we contract with our clients on an engagement-by-engagement basis, we compete for engagements at each stage of our methodology. There is no guarantee that existing or future clients will retain us on later stages of work. See "Risk Factors -- We Operate In A Highly Competitive Market With Relatively Low Barriers To Entry."

  Proprietary Rights

     We have developed detailed tools, processes and methodologies underlying the Scient Approach methodology and software code, scripts, libraries, data models, applications, business processes, frameworks, and other technology used internally and in client engagements. We currently seek to protect our proprietary rights and our other intellectual property through a combination of copyrights, trademarks and trade secret protection, as well as through contractual protections such as proprietary information agreements and nondisclosure agreements. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property, and we may not be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. See "Risk Factors -- We May Not Be Able To Protect Our Intellectual Property And Proprietary Rights."

  Colleagues

     Colleagues. We generally uses the term "colleagues" instead of "employees" to reinforce our one-firm concept and collegial culture. As of March 31, 2002, we employed 536 colleagues, of these, 452 were consultants, and 84 were in Sales and Marketing, Knowledge Management, Technology, Human Resources, Finance and Administration functions.

                                  RISK FACTORS

     Scient's stockholders may be exposed to risks inherent to its business. In addition to other factors and matters discussed elsewhere in this Annual Report on Form 10-K, set forth below are factors that we believe may affect our performance or cause actual results to differ materially from forward-looking statements that we have made or may make in the future. The risks and uncertainties described below are not the only risks we face. These risks are the ones we consider to be the most significant at this time. We might be wrong. There may be risks that you in particular view differently than we do, and there are other risks and uncertainties that are not presently known to us or that we currently consider less significant, but that may in fact impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could be seriously harmed and the trading price of our common stock could decline.

RISKS RELATED TO SCIENT'S BUSINESS AND OPERATIONS

  We Have Suffered Declines in Revenues, Have an Accumulated Deficit, Are Not Currently Profitable, and May Incur Future Losses.

     As of December 31, 2001, we had accumulated deficits (or negative retained earnings) of approximately $652.6 million. Additionally, our revenue compositions have changed substantially from inception. Our revenues for the year ended December 31, 2001 declined 69% compared to our revenues for the year ended December 31, 2000.

     If we fail to increase revenues, we will not be able to achieve profitability in a reasonable time period, or at all, the price of our common stock would likely be negatively affected, and our business may fail.

  We Have Limited Capital and May Need to Raise Additional Capital if Our Revenues or Cash Flows do Not Meet Expectations.

     The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report accompanying our 2001 Consolidated Financial Statements which have been prepared assuming Scient will continue as a going concern. The explanatory paragraph states that Scient has suffered recurring losses from operations since inception and has limited net working capital and capital resources that raise substantial doubt about our ability to continue as a going concern.

     Our future liquidity and capital requirements will depend on many factors. While we believe that we will be able to budget effectively and contain expenses, we may not be able to accurately predict revenues.

     Our beginning cash balance combined with currently projected operating cash generation in 2002 will not be sufficient to meet both the operating needs of the Company and the cash requirements of settling restructuring, severance and other obligations incurred in prior years or as of December 31, 2001. Therefore, on March 18, 2002, the Company secured a term loan facility with a financial institution that provides for borrowings of up to $9.4 million dependent on guarantees and collateral pledged by members of its Board of Directors and a significant shareholder who is represented on the Board of Directors. The Company's ability to borrow under this facility can be impaired by certain events or conditions affecting the guarantors or the collateral.

     On April 12, 2002, the Company established an accounts receivable credit facility with a financial institution. Under the terms of the facility, the Company may borrow up to $5 million dependent upon the level of eligible domestic accounts receivable. Accordingly, this facility only gives the Company earlier access to the amounts owed to us by our clients, and does not provide access to cash in addition to our revenues.

     We will need to raise additional funds if we fail to achieve our currently expected operating projections for 2002. We are evaluating raising additional funds through the sale of certain equity interests held by the Company, and/or through the issuance of equity or equity related securities. There is no guarantee that such assets can be sold for cash, or for an amount that may be required to meet the Company's cash needs, or that additional financing may be available on acceptable terms. If this additional financing becomes necessary and is not available, the Company may not be able to continue as a going concern.

     Lack of capital and liquidity could seriously harm our operations and financial condition and our business may fail.

     If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of our common stock. Furthermore, because of the low trading price of our common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause our stockholders to experience significant dilution. We cannot be certain that additional financing, or funds from asset sales, would be available on acceptable terms. If these additional methods of financing become necessary and are not available or we are unable to raise funds from the sale of assets, we may need to sell or merge our business or our business may fail.

  Our Success Will Depend on the Sustainability of a Market for Our Services.

     We cannot be certain that a viable market for our services will be sustainable. If a viable and sustainable market for our services does not develop and/or if we do not accurately predict trends in the market and respond to those trends by providing new services or products, our business may fail. Even if we develop new services or products, there can be no guarantee that a market will exist for such services and products or that such services and products will adequately respond to market trends. If we invest resources to develop new services and products for which a market does not develop, our business and operating results would be seriously harmed. Even if the market for our services grows, it may not grow at an adequate pace, and we may not be able to differentiate our services from those of our competitors. If we are unable to differentiate our services from those of our competitors, our revenues and operating margins may decline and our business may fail.

  We May Not be Able to Sufficiently Reduce Costs to Achieve Profitability.

     In response to diminished demand for eServices consulting, we have undertaken an extensive cost reduction effort. We have recorded restructuring and severance charges of $59.7 million for the year ended December 31, 2001 related to our workforce reductions, including charges associated with in-progress workforce reductions and office closings.

     As a result of office closings, we continue to pay for office space that we are not currently utilizing. Certain of these excess obligations, which extend for periods ranging from one to eight years, are secured by cash security deposits and/or letters of credit issued under credit facilities. These lease obligations will represent a use of cash on an ongoing basis, and thus negatively impact our liquidity. Our ability to sublease or assign surplus office space for at least break-even rent or otherwise divest of this space may be adversely affected by depressed real estate market conditions in the relevant cities. Our failure to sublease, assign or dispose of our surplus office space in the timeframes and/or for amounts estimated and accrued for at December 31, 2001 may have a material adverse effect on our financial condition.

     If we do not generate sufficient revenues to achieve profitability and sustain our operations, we may lack the capital required to effect significant reductions in our cost structure. Specifically:

     - future significant workforce reductions would likely require incurrence of additional employee severance obligations; and

     - future office closings would likely require us to make payments to our landlords for closed offices in compromise of our long-term obligations under the respective leases.

     If we lack the capital to fund such payments, our ability to reduce costs through office closings and workforce reductions will be limited. If we are unable to effect any of these measures, our business may fail.

  We May Not be Able to Adapt Our Business Successfully to the Reduction in Demand for and Oversupply of eServices Consulting.

     The supply of eServices consulting continues to exceed demand. The average amount of time and corporate resources invested to attempt to secure any given project or new client has been extended. The demand for eServices consulting may fall below that of historical levels for the near future. Supply, as evidenced by our competitive profile continues to exceed demand. As a result, there is likely to be consolidation and/or fallout among the entities currently competing in the space. The following factors contribute to this risk.

     - a broad-based general economic slowdown in which clients have significantly tightened technology budgets;

     - increased competitive pressure from traditional management consulting, information technology services and eServices consulting competitors; and

     - a lack of urgency by large companies to immediately fund large eBusiness projects.

     We are attempting to adapt our businesses and business processes to this evolving environment. If we are unable to adapt to this evolving environment and the demand for our services does not increase, our business will fail.

 Prior Reductions in Our Workforce Have Resulted in Decreased Revenues, Loss of Expertise, and a Decreased Ability to Handle Large Engagements.

     Our prior workforce reductions of billable personnel has resulted in a corresponding decrease in our potential revenue base. Personnel reductions thus affect our ability to generate revenues. Further, executed workforce reductions are likely viewed unfavorably by the remaining workforce of our company, increasing the likelihood that our remaining employees will voluntarily terminate their employment, further reducing billable headcount.

     In addition, if demand for our services increases in the future, we may not be able to expand our operations, including hiring additional employees, to meet this demand in a timely fashion or at all. This limitation on our ability to expand may prevent us from winning or servicing future large engagements.

  The Loss of One or More Major Clients Could Harm Our Business.

     For the three months ended December 31, 2001, approximately 51% of our net revenue was received from our top ten clients, and 4 of our clients comprised more than 30% of our net revenue.

     We expect to continue to derive a significant portion of revenues from a limited number of clients, including Lloyds TSB Bank plc, Discover Financial Services, Kraft Foods, JP Morgan Chase, and The Boots Company plc. To the extent that any significant client uses less services or terminates its relationship, revenues could decline substantially. The volume of work performed for a specific client is likely to vary from period to period, and a significant client in one period may not use our services in a subsequent period. To maintain existing significant clients, we may need to perform certain of its services at reduced rates. The loss of one or more major clients, the failure to attract new clients on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our business and prospects.

 Our Lack of Long-Term Contracts With Clients Makes Our Revenues Difficult to Predict.

     We are generally retained on a project-by-project basis, rather than under long-term contracts. As a result our revenues are difficult to predict. Because we will budget and incur costs based on our expectations of future revenues, our failure to anticipate our revenues accurately may seriously harm our financial condition and results of operations.

     Although our goal is to provide the full range of our services to our clients, we are frequently retained to design and perform only discrete segments of work on an engagement-by-engagement basis. Similarly, because large client projects involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of a project or that the client will cancel or delay additional planned projects. Our existing clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we may not be able to rapidly redeploy our employees to other active areas of our operations and efficiently utilize our work force, which could harm our operating results. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of pending client projects.

  Our Limited Operating History Makes It Difficult to Evaluate Our Business.

     iXL's operations commenced in May 1996, and Scient Corporation commenced operations in July 1997. iXL and Scient Corporation had engaged in extensive cost elimination efforts since September 2000 and December 2000, respectively. As a result, we have a limited operating history on which you can base your evaluation of our business and prospects. Our business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of development. These risks are further amplified by the fact that we are operating in the new and rapidly evolving strategic eServices market. These risks and uncertainties include the following:

     - our business model and strategy have evolved and are continually being reviewed;

     - we may not be able to successfully implement our business model and strategy;

     - our management has not worked together for a significant amount of time; and

     - we may not be able to attract and maintain executives and other employees.

     We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business may fail and the value of your investment will decline.

  Failure to Manage Our Business for Changes in Demand May Adversely Affect Our Financial Results.

     Our business requires substantial managerial attention to ensure that our employees and offices operate at an appropriate level of productivity. Failure to effectively manage the productivity and work quality of our employees and offices in relation to the market demand for our services could seriously harm our operations and financial condition. For example, we have undertaken an extensive cost reduction effort to reduce overcapacity in geographic areas and markets where demand for our services did not support our staffing levels. If we do not attain increases in net revenue levels and productivity, our business, operating results and financial condition could be seriously harmed.

     Our personnel, systems, procedures and controls may be inadequate to support future operations. To accommodate changing client needs and other project management requirements, we will need to update, change and maintain various internal systems to support the business and to hire, train and retain the appropriate personnel to manage our operations. We will also need to integrate and improve financial and management controls, reporting systems and operating systems. We may encounter difficulties in developing, maintaining, and implementing these and other systems.

  If We Fail to Attract and Retain Qualified Employees, Our Growth Could be Limited.

     Historically, we and our predecessor companies have experienced significant employee turnover. Our future success and our ability to generate revenue will depend in large part upon our ability to attract, train and retain highly skilled executive-level management and creative, technical, consulting and sales personnel. We may not be able to retain qualified existing employees or hire appropriate new personnel because:

     - potential employees are expected to be wary about our ability to continue operations;

     - recent restructurings by us and the associated reductions in workforce size are viewed unfavorably;

     - many of our employees hold options with exercise prices above the current market price of our common stock and, therefore, these options do not represent an economic inducement for retention;

     - competition for skilled personnel in the eServices consulting industry is intense; and

     - the turnover rate in the eServices consulting industry is high.

  We Will Depend on Our Key Personnel for Our Future Success.

     Our future success will depend largely on the skills of our key personnel. The loss of one or more of our key personnel may materially and adversely affect our business and results of operations. Currently, our key personnel are Robert
M. Howe, Chairman of the Board, U. Bertram Ellis, Jr., Vice Chairman of the Board, Stephen A. Mucchetti, Vice Chairman of the Board, Christopher M. Formant, President and Chief Executive Officer, and Jacques Tortoroli, Chief Financial Officer. We cannot guarantee that we will be able to replace any of these individuals in the event their services become unavailable. In addition, if any of these key personnel joins a competitor or forms a competing company, some of our clients might choose to use the services of that competitor or new company instead of our own. Although we have entered into non-competition and non-solicitation agreements with certain of our key personnel, these steps may not protect us from a loss of customers if key personnel leave our company.

  Our Ability to Protect Our Intellectual Property Is Important to Our Business.

     We cannot guarantee that the steps that have been taken to protect our proprietary rights will be adequate to deter misappropriation of our intellectual property. In addition, we may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe or misappropriate our trade secrets, copyrights, trademarks or other proprietary information, our business could be seriously harmed. In addition, protection of intellectual property in many foreign countries is weaker and less reliable than in the United States, so as our business expands into foreign countries, risks associated with protecting intellectual property will increase.

     In addition, although we believe that our proprietary rights do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Our insurance coverage may not be adequate to cover, or may exclude such claims. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management.

  Our International Operations Involve Financial and Operational Risk.

     For the fourth quarter ended December 31, 2001, over 25% of our quarterly revenues were generated through our London office. There are risks inherent in conducting business internationally, including:

     - the impact of recessions in economies outside the United States;

     - local laws or regulations that may impact our operating results or financial condition, such as maximum working hour requirements, overtime laws or other labor or employment restrictions;

     - seasonal reductions in business activity in certain parts of the world, such as during the summer months in Europe;

     - changes in regulatory requirements which could raise the cost of doing business or even prevent doing business, or restrict the ability to remove funds or investments from a country;

     - changes in currency exchange rates, which could significantly decrease the profitability of operations where payment is in local currency; and

     - difficulties in using equity incentives for employees, which we rely on but which are often less understood outside the United States.

     We may be unable to continue to successfully market, sell, deliver and support our services internationally. For example, our predecessors iXL and Scient Corporation closed numerous international offices as part of recent restructurings because they were unable to generate any significant revenues from such offices. If we are unable to conduct operations successfully in our London office, our business, financial condition and operating results could be seriously harmed.

  Fixed-Price Contracts Involve Financial Risk.

     Most of our client engagements are performed on a time-and-materials basis, rather than a fixed-price basis. However, from time to time certain clients demand fixed-price arrangements. Fixed-price contracts involve greater financial risk than time-and-materials engagements. We have limited experience estimating costs for fixed-price engagements. If we fail to estimate costs on fixed-price contracts accurately or encounter unexpected problems, our financial performance will be adversely affected.

     Our company and our predecessor companies have in the past had to commit unanticipated resources to complete some fixed-price projects, resulting in lower gross margins. We may experience similar situations in the future.

  Some Clients Demand That We Agree Not to Perform Services for Their
  Competitors.

     We have contractually agreed to not perform services for competitors of our clients for limited periods of time. These non-compete agreements reduce the number of our prospective clients and the number of potential sources of revenue. In addition, these agreements increase the significance of our client selection process because many clients compete in markets where only a limited number of players gain meaningful market share. If we agree not to perform services for a particular client's competitors and our client fails to capture a significant portion of its market, we are unlikely to receive future revenues in that particular market.

  We May be Subject to Potential Claims for Defects or Errors in the Solutions We Develop.

     Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in these solutions could result in, among other things, the following:

     - the payment of a lesser amount of fees than that accrued in the course of a particular engagement;

     - delayed or lost revenue due to adverse client reactions;

     - negative publicity;

     - additional expenditures to correct the problem; and

     - claims against us.

     Our standard contracts limit our damages arising from negligent conduct in rendering services. We believe these limitations on damages are enforceable but may be subject to a challenge in litigation and, if such a challenge is successful, may not protect us from liability for damages. In addition, large claims may not be adequately covered by insurance and may raise our insurance costs.

  Our Clients May Become Unable or Unwilling to Pay Us in a Timely Manner or at All for Services Performed.

     We assume a certain level of credit risk with our clients in order to do business. Conditions affecting any of our clients could cause them to become unable or unwilling to pay us in a timely manner, or at all, for services we have already provided them. In the past our predecessors iXL and Scient Corporation have experienced significant collection delays from certain clients, and we cannot predict whether we will continue to experience similar or more severe delays. Where it is probable that a customer will not be able to pay, as determined at the onset of an engagement, revenue is not recognized under our revenue recognition policies for these customers until cash is collected. If one or more of our clients fails or refuses to pay us in a timely manner or at all, or if we are unable to collect a number of large accounts receivable, it could have a material adverse effect on our business, operating results and financial condition.

  Our Efforts to Develop Brand Awareness of Our Services May Not be Successful.

     An important element of our business strategy is to develop and maintain widespread awareness of the Scient brand name. Our brand may be closely associated with the business success or failure of some of our high-profile clients, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our high-profile clients may damage our brand. Specifically, as disclosed above, our business reputation has been negatively impacted by certain failures or problems experienced by some of our clients in the recent past, whether or not these failures, problems, or setbacks were caused by our work or were within our control. If we fail to successfully promote and maintain our brand name or incur significant related expenses, our operating margins and growth may be impacted adversely.

RISKS RELATED TO THE SECURITIES MARKETS AND OWNERSHIP OF OUR COMMON STOCK

  Our Common Stock May Lose Eligibility for Trading on the Nasdaq National
  Market.

     Due to the recent downturn for eServices consultants, the bid price for our common stock has declined substantially. On February 14, 2002, we received a notice from the Nasdaq National Market that our common stock had failed to maintain the requisite minimum bid price over a specified period as required for continued listing on Nasdaq; we were provided with 90 calendar days to regain compliance with this requirement or be delisted from trading. Upon such a loss of eligibility, it is likely that trading activity in our common stock would decline substantially, which would probably further depress the trading price.

     In an attempt to preserve the eligibility of our common stock for trading on the Nasdaq National Market, we may ask our stockholders to approve at our 2002 annual meeting a reverse stock split to produce a bid price which would be in compliance with the Nasdaq National Market requisite minimum bid price. If such a reverse stock split is effected, it is likely that our stock price will decline thereafter, further decreasing our aggregate market capitalization and the effective trading price of our common stock. Accordingly, it is possible that we will subsequently fail to maintain the requisite minimum bid price as required for continued listing on Nasdaq.

  There Are Currently no Analysts Covering Our Company.

     Currently there are no analysts covering our company or our common stock. This lack of analyst coverage increases the likelihood that any improvements in our revenues and/or operations will not be reflected in an increase in the trading price of our common stock.

  A Few Stockholders Own Much of Our Stock.

     Our directors, executive officers and their affiliates beneficially own approximately 25% of our common stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer. Accordingly, this concentration of ownership could have the effect of delaying or preventing a third party from acquiring control over us at a premium over the then-current market price of our common stock.

  You May Encounter Volatility in the Market Price for Our Common Stock.

     The trading price of our common stock has been highly volatile and subject to wide fluctuations in response to, among other factors such as the following:

     - sales of our common stock;

     - actual or anticipated variations in the quarterly results of our operations;

     - restructurings and workforce reductions;

     - additions or departures of key personnel;

     - announcements of technological innovations, new products or services by us or our competitors;

     - conditions or trends in the Internet and online commerce industries;

     - changes in the market valuations of other Internet or online service companies;

     - announcements of financing;

     - general market conditions; and

     - other events or factors, many of which are beyond our control.

     In addition, the stock market in general, the Nasdaq National Market and the market for eServices and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. Further, the existing market for our common stock may not be sustained. In such circumstances, it may be difficult for stockholders to sell shares of our common stock at a price that is attractive.

     The Scient, Inc. 2001 Equity Incentive Plan reserves for the issuance of stock options, SARs or stock grants to employees, directors and consultants of Scient 48 million shares of our common stock, as adjusted each subsequent January 1 to a number of shares not to exceed 25% of the number of shares of our common stock outstanding on such date. Options to purchase approximately 35 million shares of our common stock are currently outstanding. We also expect, subject to final Compensation Committee approval, to issue stock bonuses in an aggregate amount of approximately 5.6 million shares of our common stock as payment of bonuses earned and accrued for in 2001. This large number of options and stock grants could have a significant depressing effect on the market price of our stock and cause dilution to the earnings per share of our common stock.

  Potential Fluctuations in Our Quarterly Results Make Financial Forecasting Difficult and Could Affect the Trading Price of Our Common Stock.

     As a result of our executed cost reduction programs, limited operating history, fluctuations in demand for eServices consulting, rapid historical growth and decline, numerous historical acquisitions, the emerging nature of the markets in which we compete and the recent merger of our predecessor companies, we believe that quarter-to-quarter comparisons of results of operations for preceding quarters are not necessarily meaningful. Also, it is difficult for us to forecast quarterly results due to, among other things, the difficulty in predicting the amount and timing of client expenditures, acquisitions and employee utilization. Our quarterly results of operations may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control, including:

     - our ability to obtain new and follow-on client engagements;

     - the failure or delay by clients in paying invoiced fees and expenses;

     - our ability to retain clients;

     - the amount and timing of expenditures by clients for eServices Consulting and variations in budget cycles of large enterprise clients;

     - our employee utilization rates, including our ability to transition employees quickly from completed projects to new engagements;

     - any changes in our pricing policies or those of our competitors;

     - our ability to attract, train and retain skilled management, strategic, technical, design, sales, marketing and support professionals; and

     - the introduction of new services or products by us or our competitors.

     You should not rely on the results of any one quarter as an indication of our future performance. When we or our respective authorized executives make forecasts or comments about anticipated or intended future results, those statements are subject to, among other things, risks and uncertainties noted in this paragraph and discussed in this Annual Report.

  We Are at Risk of Securities Class Action Litigation Due to Our Expected Stock Price Volatility.

     In the past, securities class action litigation has often been brought against companies, including iXL, following periods of volatility in the market price of their securities. Please see the section entitled "Legal Proceedings" for a description of such litigation against iXL. Due to the historical and projected volatility of our stock price, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our financial condition and operating results.

RISKS RELATED TO THE ESERVICES CONSULTING INDUSTRY

  The Developing Market for eServices Consulting and the Level of Acceptance of the Internet as a Business Medium Will Affect Our Business.

     The market for eServices consulting is relatively new and is evolving rapidly. Recently, the market for eServices consulting has severely declined. Future growth is dependent upon our ability to provide eServices consulting that is accepted by our existing and future clients as an integral part of their business model. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic eServices consulting is dependent upon a number of factors, including, among other things, the following:

     - the growth in consumer access to and acceptance of new interactive technologies such as the Internet;

     - the adoption by companies of Internet-based business models; and

     - the development of technologies that facilitate two-way communication between companies and targeted audiences.

     Significant issues concerning the commercial use of these technologies include security, reliability, cost, ease of use and quality of service. These issues remain unresolved and may inhibit the growth of eBusiness solutions that utilize these technologies. If the market for strategic eServices consulting fails to develop, or develops more slowly than expected, or if our services do not achieve market acceptance, our business will not succeed and the value of your investment in our common stock will decline.

  We May Not be Able to Adapt to the Continuous Technological Change in Our Market.

     Our success will depend, in part, on our ability to respond to technological advances. We may not be successful in responding quickly, cost-effectively and sufficiently to these developments. If we are unable, for technical, financial or other reasons, to adapt in a timely manner in response to technological advances, we will not be able to compete effectively. In addition, employee time allocated to responding to technological advances will not be available for client engagements.

  We Operate in a Highly Competitive Market With Relatively Low Barriers to
  Entry.

     The market for our solutions and services is highly competitive and has become more so with the general market decline in demand for our services. It is also characterized by a growing number of companies that have introduced or developed similar offerings. Our target market is rapidly evolving and is subject to continuous technological changes. Additionally, there are relatively low barriers of entry into our business. We currently have a limited number of patented or other proprietary technology that would preclude or inhibit competitors from entering the eServices market. As a result, our competitors may be better positioned to address these developments and may react more favorably to these changes, which could have a material adverse effect on our business, results of operations and financial condition. Existing and future competitors may develop or offer solutions and services that provide significant technological, creative, performance, price or other advantages over the services we offer.

     We classify our competitors into several groups:

     - eBusiness solution providers;

     - strategic consulting and large marketing communications firms;

     - large information technology consulting services providers; and

     - computer hardware and service vendors.

     Our primary competitors today are Sapient Corporation, Proxicom, Inc. (a subsidiary of Dimension Data), and smaller professional services firms. In addition, Accenture and KPMG Consulting, as well as other large and small services and marketing communications firms are now more involved in the eServices consulting arena. We also compete with professional services groups of computer equipment companies such as IBM; outsourcing firms, such as Computer Sciences Corporation and Electronic Data Systems; and the in-house information technology, marketing and design service departments of current and potential clients. These larger firms may be better positioned than us to secure attractive client engagements, and may also be better positioned to withstand any fluctuations in demand.

     Many of our current and potential competitors have longer operating histories and relationships with clients; larger installed customer bases; and significantly greater financial, technical, marketing and public relations resources than us. Competitors that have established relationships with large companies but limited expertise in providing eBusiness solutions may successfully use their client relationships to enter our target market or prevent our penetration into their client accounts. We believe that due to the low cost of entering our market, competition will intensify and increase in the future. This intense competition may limit our ability to become profitable or result in the loss of market share. As a result, our competitors may be better positioned to address developments in the industry or may react more effectively to industry changes, which could adversely affect our business. Additionally, because competition for Fortune 500 client accounts is significant, some clients are demanding discounts and/or other preferred terms in their contracts. Our unwillingness or inability to grant discounts in an effort to protect our profit margins may impact our ability to attract and maintain these clients.

  Increasing Government Regulation Could Affect Our Business.

     We are affected not only by regulations applicable to businesses generally, but also laws and regulations directly applicable to electronic commerce. Although there are currently few laws and regulations directly applicable to electronic commerce, state, federal and foreign governments may adopt a number of laws and regulations that are applicable. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our services to create an electronic business channel. This decrease in the demand for our services would seriously harm our business and operating results. Any new laws and regulations may govern or restrict any of the following issues:

     - user privacy;

     - the pricing and taxation of goods and services offered over the Internet;

     - the content of Web sites;

     - consumer protection; and

     - the characteristics and quality of products and services offered over the Internet.

ITEM 2. PROPERTIES

     Scient's executive offices are located in New York, NY. Scient additionally leases office space for its operations in Atlanta, GA, Boston, MA, Chicago, IL, Dallas, TX, Richmond, VA, Washington, D.C. and London, England. Subsequent to December 31, 2001 but prior to filing this Annual Report, Scient terminated its obligations for unoccupied excess office space in New York, NY, San Francisco, CA, and London,

England, among other locations. The Company has obligations under leases for several other of its recently closed offices, including Denver, CO, Norwalk, CT, San Francisco, CA and San Diego, CA and excess office space in New York, NY. We have sublet certain portions of this space and are currently working to sublet or enter into lease termination agreements for the remaining space. Even if we are able to sublet these offices, we will continue to be responsible for the tenant obligations in the event of a default by our subtenant.

ITEM 3.  LEGAL PROCEEDINGS

     On or about September 8, 2000, the first in a series of stockholder class action complaints was filed against iXL Enterprises, Inc. and certain of its present and former directors and officers in the United States District Court for the Northern District of Georgia. Those cases were consolidated by Order dated January 23, 2001, and a consolidated amended class action complaint (Case No. 1:00-CV-2347-CC) was filed on March 27, 2001, naming only iXL Enterprises as a defendant, on behalf of a putative class of all those who purchased or otherwise acquired securities of iXL Enterprises between November 30, 1999 and September 1, 2000. The amended complaint seeks damages based on general allegations of false and misleading press releases and SEC filings concerning iXL Enterprises' business prospects and financial statements. The amended complaint asserted claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. By Order dated February 27, 2002, the Court granted iXL Enterprises' motion to dismiss the case with prejudice.

     A related complaint was filed in Redwing Ltd. v. iXL Enterprises, Inc., et al. (Case No. 1:00-CV-2979-CC) in the United States District Court for the Northern District of Georgia against iXL and certain of its present and former directors and officers. The Redwing complaint alleges causes of action under Sections 10(b), 18, and 20, and Rule 10b-5 of the Securities Exchange Act of 1934, Sections 12 and 15 of the Securities Act of 1933, the Georgia Blue Sky laws, as well as common law claims for breach of contract and negligent misrepresentation. By Order dated August 31, 2001, the Court granted the Defendants' motion to dismiss the Redwing complaint on venue grounds and entered judgment for the Defendants. On September 7, 2001, the Plaintiff appealed the judgment to the United States Court of Appeals for the Eleventh Circuit, which affirmed the dismissal on February 4, 2002.

     A second related complaint was filed in Next Century Communications Corp.
v. U. Bertram Ellis (Case No. 1:01-CV-0755-TWT) in the United States District Court for the Northern District of Georgia. The Next Century complaint alleges fraud, negligent misrepresentation and breach of fiduciary duty. By Order dated October 17, 2001, the Court granted Defendant's motion to dismiss for failure to state a claim. The Court allowed Plaintiffs an opportunity to submit a proposed amended complaint to attempt to cure the deficiencies in pleading, and on November 14, 2001, the Plaintiffs submitted a proposed amended complaint, which Defendant has moved to dismiss based on a failure to state a claim.

     On or about October 24, 2001, a putative class action was filed in Turner
v. iXL Enterprises, Inc., et al. (Case No. 01 CV 9417) in the United States District Court for the Southern District of New York, against iXL Enterprises, Merrill Lynch Pierce Fenner & Smith, FleetBoston Robertson Stephens, Bear Stearns & Co., Morgan Stanley & Co., U. Bertram Ellis, Jr., and M. Wayne Boylston. The complaint was purportedly filed on behalf of all persons and entities who acquired shares of iXL Enterprises' stock between June 2, 1999 and December 6, 2000. The complaint seeks damages based on general allegations of false and misleading statements in the prospectus and registration statement for iXL Enterprises' initial public offering related to the fees and commissions charged by the underwriters. The complaint asserts claims under Section 11 of the Securities Act of 1933 against iXL Enterprises and Messrs. Ellis and Boylston and under Section 15 of the Securities Act against Messrs. Ellis and Boylston.

     We believe we have meritorious defenses to the allegations in the cases listed above and intend to defend these cases vigorously. In light of the nature of the litigation process, there can be no assurance that we will not be motivated to consider reasonable settlement opportunities or suffer an adverse result, either of which could have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We submitted no matters to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading publicly on the Nasdaq National Market on November 8, 2001 and is traded under the symbol SCNT. The following table sets forth for the periods indicated the high and low sales prices of our common stock.

                                                              HIGH     LOW
                                                              -----   -----
Year Ended December 31, 2001:
  Fourth Quarter (from November 8, 2001 through December 31,
     2001)..................................................  $0.46   $0.28

     As of March 29, 2002, there were approximately 1,373 holders of record of our common stock. We have never declared or paid any cash dividends on our common stock nor do we expect to pay any cash dividends in the foreseeable future.

     Scient Corporation's common stock commenced trading publicly on the Nasdaq National Market on May 14, 1999, and was traded under the symbol SCNT. Prior to that date, there was no public market for its common stock. The last day of trading for Scient Corporation's common stock was November 7, 2001. The following table sets forth for the periods indicated the high and low sales prices of Scient Corporation's common stock for such periods.

                                                               HIGH      LOW
                                                              -------   ------
Year Ended December 31, 1999:
  Second Quarter (from May 14, 1999 through June 30,
     1999)..................................................  $ 25.06   $15.13
  Third Quarter.............................................  $ 41.56   $19.31
  Fourth Quarter............................................  $100.50   $33.47
Year Ended December 31, 2000:
  First Quarter.............................................  $130.00   $66.50
  Second Quarter............................................  $ 75.25   $33.88
  Third Quarter.............................................  $ 71.50   $20.75
  Fourth Quarter............................................  $ 22.63   $ 2.00
Period Ended November 7, 2001:
  First Quarter.............................................  $  4.75   $ 1.34
  Second Quarter............................................  $  1.91   $ 0.88
  Third Quarter.............................................  $  0.96   $ 0.26
  Fourth Quarter (from October 1, 2001 through November 7,
     2001)..................................................  $  0.56   $ 0.21

     iXL Enterprises, Inc.'s common stock commenced trading publicly on the Nasdaq National Market on June 3, 1999, and was traded under the symbol IIXL. Prior to that date, there was no public market for its common stock. The last day of trading for iXL's common stock was November 7, 2001. The following table sets forth for the periods indicated the high and low sales prices of iXL's common stock for such periods.

                                                               HIGH     LOW
                                                              ------   ------
Year Ended December 31, 1999:
  Second Quarter (from June 3, 1999 through June 30,
     1999)..................................................  $27.00   $13.75
  Third Quarter.............................................  $38.38   $20.00
  Fourth Quarter............................................  $58.00   $31.63
Year Ended December 31, 2000:
  First Quarter.............................................  $58.75   $28.00
  Second Quarter............................................  $30.38   $13.63
  Third Quarter.............................................  $19.69   $ 4.13
  Fourth Quarter............................................  $ 4.53   $ 0.69
Period Ended Year Ended November 7, 2001:
  First Quarter.............................................  $ 2.91   $ 0.81
  Second Quarter............................................  $ 1.91   $ 1.04
  Third Quarter.............................................  $ 1.21   $ 0.18
  Fourth Quarter (from October 1, 2001 through November 7,
     2001)..................................................  $ 0.44   $ 0.16

     In connection with the business combination of iXL and Scient Corporation, each share of iXL common stock was exchangeable for and converted into 1.00 shares of our common stock, and each share of Scient Corporation's common stock was exchangeable for and converted into 1.24 shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     You should read the following selected consolidated financial data with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Scient's audited Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report.

     On November 7, 2001 iXL Enterprises, Inc. ("iXL") and Scient Corporation (the "predecessors") combined to form Scient Inc. (the "Company" or "Scient"), with trading of Scient Inc. common stock commencing on November 8, 2001. Each share of iXL common stock outstanding was converted into 1.00 share of Scient Inc.'s common stock and each share of Scient Corporation common stock outstanding was converted into 1.24 shares of Scient Inc.'s common stock. Following the business combination the stockholders of the predecessors each controlled approximately 50% of the voting control of the merged entity. IXL was deemed to be the acquirer for accounting purposes.

     All business combinations, including the merger of the predecessors of Scient, Inc., were accounted for using the purchase method of accounting and, accordingly, the total transaction consideration was allocated to the tangible and intangible assets acquired and liabilities assumed in the business combination on the basis of their respective fair values on the date of acquisition. The results of operations, and the estimated fair value of the assets acquired and liabilities assumed of acquired entities are included in the consolidated results of operations from the date of acquisition (November 7, 2001 in the case of Scient Corporation) and as a result certain financial information regarding Scient Corporation, prior to the respective business combinations, are not included in the consolidated results of operations presented herein. The information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place as of the earliest period presented.

     The consolidated statement of operations data set forth below for the years ended December 31, 2001, 2000, and 1999, and the consolidated balance sheet data as of December 31, 2001 and 2000 are derived from Scient's audited Consolidated Financial Statements, which appear elsewhere in this Annual Report. The audited financial statements for 1998 and 1997 are derived from audited financial statements which do not appear here but are publicly available. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

                                                           YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                              2001        2000        1999       1998       1997
                                            ---------   ---------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues..................................  $ 112,312   $ 359,336   $218,343   $ 64,767   $ 18,986
Expenses:
  Professional services expenses..........    106,048     213,754    110,317     35,924     10,044
  General and administrative expenses.....     67,633     215,109    144,652     58,573     19,136
                                            ---------   ---------   --------   --------   --------
     Operating loss before charges and
       non-cash expenses..................    (61,369)    (69,527)   (36,626)   (29,730)   (10,194)
  Stock-based compensation and other......      2,177       4,198      4,920      1,641         --
  Depreciation............................     14,812      20,532     12,857      5,217      1,408
  Amortization............................     16,848      43,969     18,174     10,590      5,191
  Impairment charge on intangible
     assets...............................     21,860      97,402         --         --         --
  Restructuring charges...................     59,712      76,588         --         --         --
                                            ---------   ---------   --------   --------   --------
Loss from operations......................   (176,778)   (312,216)   (72,577)   (47,178)   (16,793)
Other income (expense)....................       (927)     (1,754)      (161)       (28)       116
Interest income...........................     17,735       5,391      3,577        750        136
Interest expense..........................     (4,197)     (2,118)      (987)      (770)      (238)

                                                           YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                              2001        2000        1999       1998       1997
                                            ---------   ---------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Equity in net losses of affiliates........         --     (41,168)       (65)    (1,640)    (1,443)
                                            ---------   ---------   --------   --------   --------
          Loss before income taxes........   (164,167)   (351,865)   (70,213)   (48,866)   (18,222)
Income tax expense (benefit)..............         --         600         --         --     (2,782)
                                            ---------   ---------   --------   --------   --------
          Net loss........................   (164,167)   (352,465)   (70,213)   (48,866)   (15,440)
Dividends and accretion on mandatorily
  redeemable preferred stock..............                     --    (20,966)    (9,099)        --
                                            ---------   ---------   --------   --------   --------
          Net loss available to common
            stockholders..................  $(164,167)  $(352,465)  $(91,179)  $(57,965)  $(15,440)
                                            =========   =========   ========   ========   ========
Net loss per share:
Basic and diluted net loss per common
  share...................................  $   (1.55)  $   (4.73)  $  (2.08)  $  (4.92)  $  (2.36)
                                            =========   =========   ========   ========   ========
Weighted average common shares
  outstanding.............................    105,721      74,593     43,747     11,777      6,540
                                            =========   =========   ========   ========   ========

                                                               AS OF DECEMBER 31,
                                               ---------------------------------------------------
                                                 2001       2000       1999       1998      1997
                                               --------   --------   --------   --------   -------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, restricted cash and cash equivalents...  $ 62,138   $ 48,595   $120,812   $ 19,259   $23,038
Working capital..............................      (196)    40,498    199,450     27,119    23,879
Total assets.................................   139,378    234,435    357,855    142,951    57,612
Current liabilities..........................    81,378     76,287     47,497     21,321     4,892
Total liabilities............................    95,397    108,027     48,805     41,873     5,732
Mandatorily redeemable preferred stock.......        --         --         --     65,679    29,930
Mandatorily redeemable preferred stock of
  subsidiary.................................        --         --     48,955      9,839        --
Total stockholders' equity...................    43,981    126,408    260,095     25,560    21,950

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of the financial condition and results of operations of Scient in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption "Risk Factors" in "Item 1. Business" of this Annual Report on Form 10-K and other factors discussed in this section, there is a risk that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this sections. See "Special Note Regarding Forward-Looking Information."

OVERVIEW

     On November 7, 2001 iXL Enterprises, Inc. ("iXL") and Scient Corporation (collectively the "predecessors") combined to form Scient, Inc. (the "Company" or "Scient"), with trading of Scient, Inc. common stock commencing on November 8, 2001. Each share of iXL common stock outstanding was converted into 1.00 share of Scient, Inc.'s common stock and each share of Scient Corporation's common stock outstanding was converted into 1.24 shares of Scient, Inc.'s common stock. Following the business combination the stockholders of the predecessors each controlled approximately 50% of the voting control of the merged entity. iXL was deemed to be the acquirer for accounting purposes. Certain references to "Scient" in this analysis refer to the activities of the predecessors.

     All business combinations, including the merger of the predecessors of Scient, Inc., were accounted for using the purchase method of accounting and, accordingly, the total transaction consideration was allocated to the tangible and intangible assets acquired and liabilities assumed in the combination on the basis of their respective fair values on the date of acquisition. The results of operations, and the estimated fair value of the assets acquired and liabilities assumed of acquired entities, including Scient Corporation among other acquisitions, are included in the consolidated results of operations from the date of acquisition (November 7, 2001 in the case of Scient Corporation) and as a result certain financial information regarding Scient Corporation or other acquired entities, prior to the respective business combinations, are not included in the consolidated results of operations described below. The information presented herein is not necessarily indicative of what the results of operations would have been had the acquisitions taken place as of the beginning of the earliest period presented.

     Scient is a leading business and technology consultancy that helps companies utilize emerging technologies and business strategy designed to build stronger, more profitable relationships with their customers and business partners. Scient, through its predecessors, began operations in May 1996, and since that time has acquired a total of 39 companies. Scient has incurred substantial losses since its inception. As of December 31, 2001, Scient had an accumulated deficit of approximately $652.6 million. There has been a decline in quarterly revenue in each of the last six quarters to the quarter ended December 31, 2001. Revenue performance and operating results in prior periods may not be indicative of future results.

     The demand for eServices is changing rapidly. Beginning in the third quarter of 2000, technology consultants, including Scient, experienced a significant reduction in demand. This overall slowdown affected Scient in that many of the Company's Global 1000 clients rethought or delayed implementing their eBusiness strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their eBusiness initiatives in lieu of those offered by Scient and its competitors. As a result, the average amount of time invested by Scient to sell its services has increased. It is likely that demand for eServices consulting, including those offered by the Company, will remain lower than prior levels for the foreseeable future. The revenue decline was broad based across our geographies. The Company has also experienced pricing pressures over the last year as a result of the macroeconomic environment.

     During the years ended December 31, 2001 and 2000, each of the predecessor entities, and the Company subsequent to the business combination, undertook significant restructuring actions in response to market conditions and substantial revenue declines. These actions were taken to reduce staffing levels, eliminate excess real estate locations and related commitments, and minimize non-restructuring operating cash outflows.

     As a result of these actions, at March 31, 2002, the Company employed approximately 540 people and operated in eight principal locations in the United States and in London, England with an affiliate office in Tokyo, Japan. In the prior year we had 12 offices. In connection with the restructuring actions, the Company incurred significant restructuring and severance charges. The Company also evaluated the recoverability of its tangible assets, acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows, and the Company recorded non cash impairment and other charges. The Company believes it has reduced headcount and operating expenses to a level in line with its currently projected revenues. However, due to the nature of the Company's engagements (See Risk Factor "We May Not Be Able To Reduce Significant Cuts To Achieve Profitability"), it is difficult to predict revenues and therefore to predict whether these actions are sufficient to allow the Company to achieve profitability.

RESULTS OF OPERATIONS

  Years Ended December 31, 2001 and December 31, 2000

     Revenue. Revenues include all amounts that are billable to clients, exclusive of reimbursable costs. Revenues are recognized on a time-and-materials basis, or on a percentage-of-completion basis, depending on the terms of the individual contract, as services are provided by employees and subcontractors. Generally, our contracts are terminable by the client on short notice or without notice. Revenue decreased $247 million, or 68.8%, to $112.3 million for the twelve months ended December 31, 2001 from $359.3 million for the twelve months ended December 31, 2000. The decrease was primarily a result of the significant reduction of demand (volume) experienced by the Company, partially offset by revenues acquired in the business combination of Scient Corporation of approximately $5.5 million.

     Professional Services Expenses. Professional services expenses decreased $107.7 million, or 50.4%, to $106 million for the twelve months ended December 31, 2001 from $213.8 million for the twelve months ended December 31, 2000. The decrease was primarily attributable to a decrease in average professional services headcount of 56% for the twelve months ended December 31, 2001 as a result of the Company's restructuring efforts. Average professional services headcount was 897 in 2001 and 2,038 in 2000. As a percentage of revenue, professional services expenses increased from 59.5% for the year ended December 31, 2000 to 94.4% for the year ended December 31, 2001. The increase in professional services expenses as a percentage of revenue was due to the substantial decrease in revenue over the same period as described above and our inability to eliminate headcount at the rate of revenue decline.

     Selling, General and Administrative Expenses. General and administrative expenses decreased $147.4 million, or 68.5%, to $67.6 million for the twelve months ended December 31, 2001 from $215.1 million for the twelve months ended December 31, 2000. This decrease was primarily attributable to decreases in general and administrative salaries, travel and other administrative expenses, all as a result of the Company's cost reduction initiatives. As a percentage of revenue, general and administrative expenses increased to 60.1% for the twelve months ended December 31, 2001 from 59.8% for the twelve months ended December 31, 2000, as the rate of revenue decline outpaced our ability to eliminate operating costs.

     Stock-Based Compensation and Other. Stock-based compensation and other expense decreased $2.0 million to $2.1 million for the twelve months ended December 31, 2001 from $4.2 million for the twelve months ended December 31, 2000. The decrease in stock-based compensation expense was due to a decrease in the number of employees with such stock options as a result of the restructuring.

     Depreciation. Depreciation expense decreased $5.7 million to $14.8 million for the twelve months ended December 31, 2001 from $20.5 million for the twelve months ended December 31, 2000. The Company made additional investments in physical infrastructure and expansion in prior periods in anticipation of continued growth in 2000. However, this increase in capital assets was offset by the significant write-offs of property and equipment related to office closures that the Company has recorded, thus resulting in a decrease in depreciation expense.

     Amortization. Amortization expense decreased $27.1 million to $16.8 million for the twelve months ended December 31, 2001 from $43.9 million for the twelve months ended December 31, 2000. The decrease was primarily a result of impairment charges that the Company recorded the twelve months ended December 31, 2001 and 2000.

     Impairment Charges on Intangible Assets. The Company recorded a $21.8 million impairment charge on intangible assets during the twelve months ended December 31, 2001 and a $97.4 million impairment charge on intangible assets during the twelve months ended December 31, 2000. The charges are the result of a write-down of certain intangible assets resulting from lower expected future cash flows of the Company and therefore the Company's inability to recover fully the asset value. See Note 3 of the Consolidated Financial Statements included elsewhere in this Annual Report.

     Restructuring, Severance and Other Charges. During 2001 and 2000 the Company initiated several restructuring plans which when completed will result in a headcount reductions of 789 people over the periods, certain real estate lease obligations and reduced anticipated cash requirements. The Company recorded $53.5 million and $76.6 million of restructuring charges during the years ended December 31, 2001 and 2000, respectively.

     See Note 4 to the Consolidated Financial Statements for an additional discussion on restructuring.

     Interest Income. Interest income increased $12.4 million or 229% to $17.7 million for the twelve months ended December 31, 2001 from $5.4 million for the twelve months ended December 31, 2000. The increase was primarily due to the reduction in value of the ProAct note as further discussed in Note 9 of the Consolidated Financial Statements.

     Interest Expense. Interest expense increased $2 million or 98% to $4.1 million for the twelve months ended December 31, 2001 from $2.1 million for the twelve months ended December 31, 2000. The increase was primarily due to interest expense and amortization on the note payable to affiliates and an increase in the Company's fees under credit facilities.

     Equity in Net Losses of Affiliates. The Company incurred a $41.2 million loss as a result of its equity investment in affiliates during the twelve months ended December 31, 2000. This loss was primarily related to the Company's percentage share in ProAct Technologies Corp.'s ("ProAct") results of operations. No such charge was recorded for the twelve months ended December 31, 2001, as all equity investments have a zero basis.

     Income Taxes. The Company recorded income tax expense of $600,000 for the twelve months ended December 31, 2000. This expense was recorded for state income taxes related to our operations acquired in a business combination in Massachusetts. The Company recorded no income tax expense or benefit in the twelve months ended December 31, 2001.

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and December 31, 1999

     In June 2000, the Company's ownership of ProAct was reduced to approximately 49% of the voting interest and 85% of ProAct's outstanding common stock. Accordingly, the Company's consolidated financial statements for the year ended December 31, 2000 do not include the consolidated financial statements of ProAct as a consolidated subsidiary. The Company instead has accounted for its ownership using the equity method of accounting. As a result, we believe it is difficult to compare the operating results for the year ended December 31, 2000 to the operating results for the year ended December 31, 1999.

     Revenue. Revenue increased $141.0 million, or 64.6%, to $359.3 million for the twelve months ended December 31, 2000 from $218.3 million for the twelve months ended December 31, 1999. The increase was attributable to an increase in the number and size of client engagements. Revenue for the six months ended December 31, 2000 was $139.6 million as compared to $219.7 million for the six months ended June 30, 2000. Beginning in the third quarter of 2000, Internet consultants, including iXL, experienced a significant reduction in demand. This overall slowdown affected iXL in that many of the Company's Global 1000 clients rethought or delayed implementing their Internet strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize inhouse resources for the implementation of their Internet initiatives in lieu of those offered by iXL and its competitors.

     Professional services expenses. Professional services expenses increased $103.5 million, or 93.8%, to $213.8 million for the twelve months ended December 31, 2000 from $110.3 million for the twelve months ended December 31, 1999. This increase was primarily attributable to an increase in professional services headcount over the same period last year. As a percentage of professional services revenue, professional services expenses increased from 50.5% for the twelve months ended December 31, 1999 to 59.5% for the twelve months ended December 31, 2000. The increase as a percentage of professional services revenue was due to an increased number of professional services personnel hired in anticipation of higher demand for Internet consulting services. The demand for our services did not reach the level we anticipated. See the discussion of the industry trend in the Overview section above.

     Sales and marketing expenses. Sales and marketing expenses decreased $9.7 million, or 19.8%, to $39.3 million for the twelve months ended December 31, 2000 from $49.0 million for the twelve months ended December 31, 1999. As discussed in Note 2 of the consolidated financial statements contained elsewhere in this report, the sales and marketing expenses for ProAct were included in the consolidated sales and marketing expenses contained in the financial statements for the twelve months ended December 31, 1999 but were excluded from the consolidated sales and marketing expenses contained in the financial statements for the twelve months ended December 31, 2000. An increase in salaries and other payroll related costs, travel expenses, and use of outside services in 2000 over 1999 was offset by the inclusion of ProAct's sales and marketing expenses in 1999. As a percentage of revenue, sales and marketing expenses decreased to 10.9% for the twelve months ended December 31, 2000 from 22.4% for the twelve months ended December 31, 1999.

     General and administrative expenses. General and administrative expenses increased $80.2 million, or 83.9%, to $175.8 million for the twelve months ended December 31, 2000 from $95.6 million for the twelve months ended December 31, 1999. This increase was primarily attributable to an increase in bad debt expense, an increase in rent, and increases in salaries, travel, and other administrative expenses related to the increase in the number of general and administrative personnel necessary to support the Company's anticipated growth. As discussed in Note 2 of the consolidated financial statements contained elsewhere in this report, the general and administrative expenses for ProAct were included in the consolidated general and administrative expenses contained in the financial statements for the twelve months ended December 31, 1999 but were excluded from the consolidated general and administrative expenses contained in the financial statements for the twelve months ended December 31, 2000. As a percentage of net revenue, general and administrative expenses increased to 48.9% for the twelve months ended December 31, 2000 from 43.8% for the twelve months ended December 31, 1999.

     Stock-based compensation and other. Stock-based compensation and other expense decreased $0.7 million to $4.2 million for the twelve months ended December 31, 2000 from $4.9 million for the twelve months ended December 31, 1999. The decrease in stock-based compensation expense was due to a decrease in the number of employees with such stock options as a result of the restructuring.

     Depreciation. Depreciation expense increased $7.6 million to $20.5 million for the twelve months ended December 31, 2000 from $12.9 million for the twelve months ended December 31, 1999. The increase was primarily related to increases in leasehold improvements and equipment.

     Amortization. Amortization expense increased $25.8 million to $44.0 million for the twelve months ended December 31, 2000 from $18.2 million for the twelve months ended December 31, 1999. The increase was primarily a result of the amortization of goodwill and assembled workforce recorded in connection with the acquisition of Tessera Enterprises Systems, Inc.

     Impairment charge on intangible assets. The Company recorded a $97.4 million impairment charge on intangible assets during the twelve months ended December 31, 2000. No such charge was recorded for the twelve months ended December 31, 1999. The charge is the result of a write-down of certain intangible assets resulting from a sustained drop in the market capitalization of the Company and the changes in the dynamics of the demand for Internet consulting services. See Note 4 of the consolidated financial statements included elsewhere in this report.

     Restructuring charges. The Company recorded a $76.6 million restructuring charge during the twelve months ended December 31, 2000. No such charge was recorded for the twelve months ended December 31, 1999. The restructuring charge includes charges for rent and sublease expenses and severance costs. See Note 3 of the consolidated financial statements included elsewhere in this report.

     Other expenses. Other expenses increased $1.6 million to $1.8 million for the twelve months ended December 31, 2000 from $0.2 million for the twelve months ended December 31, 1999. This increase was primarily the result of the write off of property and equipment not affiliated with the restructuring charge.

     Interest income. Interest income increased $1.8 million to $5.4 million for the twelve months ended December 31, 2000 from $3.6 million for the twelve months ended December 31, 1999. This increase was primarily due to increased cash and marketable securities balances in 2000 versus 1999.

     Interest expense. Interest expense increased $1.1 million to $2.1 million for the twelve months ended December 31, 2000 from $1.0 million for the twelve months ended December 31, 1999. This increase was primarily due to borrowings under iXL's credit agreement.

     Equity in net losses of affiliates. The Company incurred a $41.1 million loss on equity investments during the twelve months ended December 31, 2000 as compared to a $65,000 loss during the twelve months ended December 31, 1999. This loss was primarily related to the Company's percentage share in ProAct's results of operations under the equity method of accounting. See Note 2 of the consolidated financial statements contained elsewhere in this report.

     Income taxes. The Company recorded income tax expense of $600,000 for the twelve months ended December 31, 2000. The Company recorded no income tax expense or benefit in the twelve months ended December 31, 1999. This expense was recorded for state income taxes related to our operations in Massachusetts, as a result of the Tessera acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, including our predecessors, we have financed our operations primarily through private placements of equity securities, public offerings of our common stock, and through certain credit facilities from financing institutions or an affiliated entity.

     During 2001, we raised $17.5 million from the issuance of restricted common stock and acquired approximately $36.2 million in cash and cash equivalents in connection with the predecessors' business combination. As of December 31, 2001 we had approximately $62.1 million of cash and cash equivalents, inclusive of $41.2 million which is restricted and underlying standard letters of credit used to collateralize obligations to third parties under certain operating leases. As of December 31, 2001, our principal current obligations consisted of operating accruals, restructuring obligations, and our obligations under capital leases.

     Our Consolidated Financial Statements include no adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to achieve profitable operations and positive cash flow. Throughout 2001, Management has taken action to improve our liquidity including the integration of Scient Corporation and iXL, significant reductions of the workforce, and closing offices. Management will continue to evaluate its ability to further reduce operating costs. However, Management believes that it has limited further ability to sufficiently reduce headcount.

     Our cash and marketable securities at December 31, 2001 totaled approximately $20.9 million excluding restricted cash of $41.2 million. Existing cash, cash equivalents and marketable securities, together with additional liquidity or funds that may be available under credit facilities may not be sufficient to meet our anticipated capital needs through the end of calendar year 2002.

     Our cash requirements through the end of fiscal year 2002 are primarily to fund operations, primarily compensation of our professional staff and facilities, and cash restructuring outlays for employees who were identified for termination in 2001 and facility related costs.

     In 2002 to date,we have secured a term loan facility that provides for borrowings of up to $9.4 million dependent on guarantees and collateral given by members of the Company's Board of Directors and a significant stockholder. Our ability to borrow under this facility can be impaired by certain events or conditions affecting the guarantors or the collateral. We have also secured an accountants receivable credit facility which provides for borrowings of up to $5 million, subject to certain terms and conditions. Additionally, we have consummated several lease terminations eliminating substantial contractual obligations generally for related restricted cash amounts. Management plans to continue its efforts to manage costs and liabilities to manage its liquidity.

     Management is presently considering various strategic alternatives. There can be no assurance that the Company will be successful in these efforts. Sales of additional equity securities could result in additional dilution to our stockholders. We are also evaluating and are in discussions to raise additional funds through the sale of certain minority equity interests of equity affiliates. There is no guarantee any such assets can be sold for cash.

     If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences or privileges senior to those of common stock. Furthermore, because of the low trading price of Scient's common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of Scient. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets, we may need to merge or sell our business or our business may fail.

     Subject to the timely and successful implementation of the Company's restructuring efforts, we expect the implementation of our restructuring program to reduce, on an annualized basis, our operating expenses as compared with our 2001 levels by $88.6 million. Total cash outlays under the restructuring program are expected to be $46 million, of which approximately $42.3 will be paid during 2002, although restricted cash of $37 million will be used to satisfy a significant portion of these obligations. We cannot predict when or if we will be successful in negotiating lease termination agreements with landlords. Our ability to realize the full benefits of our restructuring program is partially conditional on these lease terminations. We cannot assure you that our restructuring program will achieve all of the benefits we anticipate or on the timetable contemplated. As a result of the Company's and its predecessor companies' restructuring actions, the cost base and related cash requirements have been substantially reduced and aligned with the Company's anticipated revenues. However demand for the Company's services is difficult to predict.

     Future minimum lease obligations under operating and capital leases are summarized as follows:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
                                                                 (IN MILLIONS)
2002........................................................   $2.9       $14.1
2003........................................................    0.8        12.1
2004........................................................     --        11.0
2005........................................................     --         8.9
2006........................................................     --         6.1
Thereafter..................................................     --         9.2

     We continue to anticipate that our lease commitments will be a material use of our cash resources:

     Included in the commitments summarized above are aggregate contractual obligations of $30,710 pertaining to offices that have been vacated, or definitive action has been taken to vacate, in conjunction with our restructuring actions. The associated obligations regarding these properties, net of probable sublease income, are presented within the restructuring and severance obligation on the consolidated balance sheet as of December 31, 2001. Excluded from the commitments summarized above are contractual obligations pertaining to facilities for which the Company has formally settled outstanding obligations and such obligations were paid subsequent to December 31, 2001. (See
Note 19)

  Working Capital

     Cash used in operating activities was $80.1 million for the year ended December 31, 2001, as compared to cash used in operating activities of $37.1 million for the year ended December 31, 2000. The changes in net cash used in operating activities generally reflect the reported losses excluding depreciation and amortization expense plus the effect of changes in working capital. For the year ended December 31, 2001 cash provided by investing activities was $39.7 million and was derived primarily from the acquisition dated November 7, 2001. For the calendar year 2000 cash used in investing activities was $81.8 million and was primarily the result of the purchase of equipment, and deconsolidating of companies to the equity basis net of cash generated by marketable securities. Cash provided by financing activities the year ended December 31, 2001 was primarily from the issuance of stock by our predecessor through a private placement. Cash provided by financing activities was $17.2 million for the year ended December 31, 2001 as compared to cash provided by financing activities of $48.0 million for the year ended December 31, 2000. Cash provided by financing activities for the year ended December 31, 2000 primarily resulted from the exercise of stock options and a $20.0 million loan from an affiliate.

  Credit Facility

     As of December 31, 2000, the Company had utilized approximately $4,700 of a credit facility for letters of credit issued, primarily as security for office leases, which is presented as restricted cash on the accompanying balance sheet. The credit facility was terminated effective November 8, 2001 in connection with the business combination with Scient Corporation. In turn, the Company entered into a cash collateral agreement with the lenders whereby the Company must provide collateral for the outstanding letters of credit at the rate of 105%. The commission for each of the letters of credit accrues at 1% per annum.

     In addition, in connection with the aforementioned combination with Scient Corporation, the Company assumed an additional revolving line of credit facility. As of December 31, 2001, there were no outstanding borrowings or availability under this line of credit, however fifteen standby letters of credit totaling $36.9 million have been issued against this line of credit, which are presented as restricted cash on the accompanying balance sheet. This credit facility expires on April 19, 2002.

  Note Payable to ProAct

     On December 19, 2000 we consummated a transaction with ProAct in which iXL Ventures PHC, Inc., our indirect wholly owned subsidiary, issued a 5.75% secured convertible note to ProAct in exchange for a cash payment of $20.0 million. The note is secured by and exchangeable for (upon satisfaction of certain conditions) 10 million shares of common stock of ProAct held by iXL Ventures PHC, Inc. iXL Ventures PHC, Inc. has no other properties or assets other than its interest in 10 million shares of ProAct common stock. The note is non-recourse as to principal to Scient, Inc.

     The note accrues interest at 5.75% per annum on a quarterly basis commencing March 31, 2001. The entire amount of unpaid principal and accrued and unpaid interest is due and payable on January 7, 2004. We may at any time prepay all or a portion of the principal amount in cash. We may upon maturity or if ProAct calls the note early, settle the note with cash or 10 million shares of ProAct common stock. Also, ProAct, at its option, may at any time (1) exchange the note for the pledged collateral or (2) purchase the pledged collateral for $20.0 million. We are required to make an adjustment in value to the ProAct note for changes in value of the ProAct common stock because the terms of the note enable ProAct to exchange the note for the pledged collateral. Any changes in the value of the ProAct stock is recorded as interest income or interest expense. As of December 31, 2000, the 10 million shares of ProAct common stock were valued at $20 million. As of December 31, 2001, the value of the 10 million shares of ProAct common stock decrease by $13.349 million. The interest income will not result in the receipt of any cash.

     Additionally, in conjunction with the issuance of the secured convertible note, we issued to ProAct call rights to purchase up to 10 million shares of its common stock owned by iXL Ventures L.P. at a purchase price of $3.00 per share. ProAct may exercise the call rights at any time for all or a portion of the call shares provided that the minimum amount of call shares purchased at any time is 500,000. The call rights expire on January 7, 2004.

     We allocated the proceeds received from the debt issuance between the note and the call rights based on their relative fair market values at the date of issuance. As a result, the portion allocated to the call rights will be recognized as additional interest expense over the term of the note. The effective rate of interest on the note was approximately 20% for the year ended December 31, 2000 and December 31, 2001.

  Stock Sales

     On December 28, 2000, the Company's predecessor, iXL, entered into a stock purchase agreement with HPS under which HPS purchased one million shares of iXL's common stock at $3.00 per share, the fair value of iXL's common stock on that date. HPS paid $1.5 million upon execution of the agreement. The remaining

$1.5 million was due on August 31, 2001 and was recorded as subscription receivable in stockholders' equity. The Company agreed to subcontract $65 million of services to HPS over a three-year period.

     In October 2001, the agreement was amended to remove any and all of the minimum business requirements in the agreement and iXL agreed to forgive the final payment of $1.5 million. Accordingly, the Company recorded an expense totaling $1.5 million which is presented in stock compensation and other on the accompanying statement of operations for the year ended December 31, 2001.

     On March 30, 2001, pursuant to an agreement in principal reached March 26, 2001, iXL sold 15,875,000 shares of restricted common stock to unaffiliated third parties and to parties related to iXL through its principal shareholder, including two directors, for total proceeds of approximately $15.9 million before expenses. This stock sale was subject to certain subsequent events, including the effectiveness of the amendment to the credit facility discussed above on April 2, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Adoption of SFAS 133, as amended by FAS 138, is required for the fiscal quarter beginning January 1, 2001. The adoption of SFAS 133 did not have a material impact on our financial statements.

     In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, and Amendment of FASB statement No. 133." SFAS No. 138 was issued to address a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 and SFAS No. 138 require that all derivatives be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income (loss) or other comprehensive income
(loss), depending on the designated purpose of the derivative. The Company adopted SFAS No. 133 and SFAS No. 138 in the first quarter of 2001. Adoption of these pronouncements did not have a material impact on the Company's results of operation, cash flows or financial position.

     In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a Replacement of FASB Statement No. 125." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on our financial statements.

     In July 2001 FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As the Company initiated a business combination with Scient Corporation subsequent to June 30, 2001 the provision of SFAS No. 141 were applied to certain business combinations on the Consolidated Financial Statements of the Company. The Provisions of each statement which apply to goodwill and intangible assets acquired prior to July 1, 2001 will be adopted by the Company on January 1, 2002. Because of the extensive effort needed to comply with adopting statements 141 and 142, and because the Company has not finalized its fair value allocation in connection with its acquisition of Scient Corporation, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's Consolidated Financial Statements at the date of this Annual Report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicated that the entity may not be able to recover the asset's carrying amount. Companies are required to adopt Statement 144 for fiscal years beginning after December 15, 2001, therefore the Company plans to adopt this statement on January 1, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial position or results of operations.

     In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" in January 2002. The Company is required to adopt EITF 01-14 on January 1, 2001 and will reclassify financial statements for prior periods to comply with the guidance in this EITF. Management has not yet determined the impact of EITF 01-14 on the Company's revenues and cost of revenues for the years ended December 31, 2001 and 2000.

CRITICAL ACCOUNTING POLICIES

     - Revenue Recognition

     - Allowance For Doubtful Accounts

     - Litigation

     - Accounting For Income Taxes

     - Valuation of Long Lived and Intangible Assets and Goodwill

     - Determining Functional Currencies for International Operations

     - Accounting for investments in affiliates

     - Accounting for Fixed Assets

     - Estimating and Reporting Restructuring Expenses

     We derive our revenue primarily from consulting and deploying Internet based advanced e-business solutions. This is a pure consulting service and we recognize the revenue based on Staff Accounting Bulletin 101. We do not directly sell Internet connectivity, software, or hardware. We also generate referral fees from our business partners where Scient provided customer leads that resulted in transactions with our business partners. These fees have been an insignificant portion of our historical revenue and management does not treat this revenue as part of our core business.

     We have a formal business development policy that provides standard contracts and guidelines covering pricing, credit, engagement parameters and other recurring language that give Scient the ability to collect and recognize revenue under criteria set by SAB 101.

     At the beginning of an engagement, we assess whether the fee associated with the transaction is a fixed fee or time and materials engagement and whether the price is fixed and determinable and collectable within our normal credit terms. Normal credit terms range from deposits upon signing the contracts to interim billing or time and material billing with 30 day terms. If a fee is due beyond our normal credit terms then we defer recognition until such payment becomes due. The only exception is when collectability can be assessed based on the quality of the customers credit and the acceptance that the engagement has been completed.

     Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated project costs, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete and losses on projects in process are reflected in the period in which they become known.

     Revenues are recognized for time-and-materials based arrangements in the period when the underlying services are rendered, provided collection of the resulting receivable is probable and no significant obligations remain.

     The Company generally enters in to short-term, project specific contracts with its clients who are generally billed in the same period in which services are rendered. If services are rendered in advance of billings, the Company records and presents the related amounts as unbilled revenue. If amounts are received in advance of services being performed, the amounts are recorded and presented as deferred revenues. Revenues exclude reimbursable expenses charged to customers.

     We assess collection based on a number of factors including past collection history with the customer and the credit worthiness of the customer. On some but not all engagements, we request collateral in the form of a 25% up front payment which if agreed to is creditable to designated future invoicings based on the related credit agreement. If we determine that collection of a fee is not reasonably assured then we defer revenue recognition until payment is reasonably assured which in generally upon receipt of cash.

     Although the majority of our business comes from servicing global 1000 companies, we will continues to do business for the emerging market. We have implemented strict credit terms for customers with questionable credit to ensure payment is received for our services. Credit terms include a 25% up front payment due upon signing the contract and interim billing throughout the engagement. In addition, revenue is deferred on customers with credit below acceptable levels until payment is received.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense throughout the reporting period.

     Management uses the specific identification method for establishing and maintaining an allowance for doubtful accounts. In addition, management periodically and at least quarterly reviews all accounts receivable for collectability and will provide an allowance for all items greater than 90 days past due unless it can be shown that the receivable will be collected. In doing its analysis, management will review historical bad debts, customer concentrations and current economic trends, customer credit worthiness, and changes in the customer payment terms.

LITIGATION

     Management's current estimated range of liability related to certain pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims where there is a range of loss. Due to the uncertainties surrounding litigation, management must make estimates for both the amount and range of loss on the remaining liability that could result from an unfavorable outcome. As additional information becomes available we will review our potential liability and make the required revisions to our estimates. Such revisions in our estimates of potential liability could have a material impact to our results of operations and financial position.

ACCOUNTING FOR INCOME TAXES

     The Company has applied the asset and liability approach of SFAS No. 109. "Accounting for Income Taxes," for financial accounting and reporting purposes. The Company accounts for certain items of income and expense in different time periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized. When estimating the valuation allowance the Company considers the future likelihood of generating taxable income to utilize such assets and to the extent such utilization is not likely a valuation allowance is established. The Company has established a valuation allowance to eliminate 100% of its net deferred tax assets.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

     The Company's long-lived assets include goodwill and other intangible assets of $34,740 at December 31, 2001 primarily related to the business combination with Scient Corporation during 2001. The Company is in the process of finalizing its estimates of the fair values of tangible and intangible assets acquired and liabilities assumed in connection with its business combination with Scient Corporation. The Company accounts for long-lived assets in accordance with the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, including certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company's management performs ongoing reviews of its investments in long-lived assets, primarily intangible assets and, based on quantitative and qualitative measures, assesses the need to record impairment losses when impairment indicators are present. Among other factors, when assessing evidence of impairment, management considers (i) the proximity of its investment to the date of evaluation, (ii) the current period and projected operating cash flows and earnings/losses, (iii) other than temporary declines in the value of the consideration provided, (iv) other operating metrics, including staff and client turnover which would indicate a deterioration in the value of identified intangibles. The Company's monitoring process will continue on a prospective basis and the facts and circumstances surrounding the relevant impairment factors evaluated by management may change in subsequent periods given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future net cash flows expected to be generated by the asset. If estimated future net undiscounted cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its fair value, as determined by either an appraisal or a discounted cash flow analysis.

     On January 1, 2002 the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142 -- "Goodwill and other intangible assets." As a result of SFAS 142, the Company will cease to amortize intangible assets assigned to goodwill.

DETERMINING FUNCTIONAL CURRENCIES FOR INTERNATIONAL OPERATIONS

     We have international operations in the UK which account for a material portion of our revenue, assets and liabilities. As a result, volatility in the foreign exchange market may have a significant impact on our financial statements based on the fact that our UK operations are on a local functional currency basis. Our financial statements are on a United States dollar basis, with the result that we are required to translate the foreign currency financial statements to United States dollars. The translation process results in recording exchange gains and losses which are recorded or as a "cumulative translation adjustment" in the equity section of the consolidated balance sheet.

ACCOUNTING FOR INVESTMENTS IN AFFILIATES

     The Company accounts for its investments in affiliates under the appropriate accounting guidance as either part of the consolidated financial results under the equity method of accounting or under the cost method of accounting. All investments currently accounted for under the equity method of accounting have incurred losses in the past to the extent that the investments have been written down to zero.

ESTIMATING AND REPORTING RESTRUCTURING EXPENSES

     The Company assesses the need to record restructuring charges in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" and SAB No. 100, "Restructuring and Impairment Charges." In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF No. 94-3 a liability for the restructuring charges is recognized in the period management approves the restructuring plan.

     The workforce reductions, equipment, furniture and fixtures, and leasehold improvements that were abandoned or otherwise available for sale and the leases identified to be abandoned and subleased or terminated require that management make estimates. As additional information becomes available we will review our potential liability and make the required revisions to our estimates. Such revisions in our estimates of potential liability could have a material impact to our results of operations and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements in "Item 14. Exhibits, Financial Statements and Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     On January 9, 2002, the Company retained KPMG LLP as its independent auditors to replace PricewaterhouseCoopers LLP. The Company engaged KPMG LLP to audit the books and accounts of the Company for the year ending December 31, 2001. The Board of Directors of the Company and its Audit Committee previously had approved this decision to change the Company's independent accountants.

     In connection with their audits of the two fiscal years ended December 31, 2000 with respect to iXL and March 31, 2001 with respect to Scient Corporation, and during the subsequent interim period through January 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in connection with their reports on the financial statements.

     During the two fiscal years ended December 31, 2000 with respect to iXL, and March 31, 2001 with respect to Scient Corporation, PricewaterhouseCoopers had not advised the Company or either of its predecessor companies of any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), and has not advised the Company of any such events since January 9, 2002. During the two fiscal years ended December 31, 2000 with respect to iXL, and March 31, 2001 with respect to Scient Corporation, and the subsequent interim period through January 9, 2002, the Company did not consult with KPMG LLP regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's Consolidated Financial Statements.

     The Company filed a current report on Form 8-K on January 16, 2002, disclosing this change in its accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appearing in the caption "Proposal
One -- Election of Directors" in Scient's Proxy Statement for the 2002 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding executive officers appearing under the caption "Executive Officers of Scient" in Scient's Proxy Statement for the 2002 Annual Meeting of Stockholders is hereby incorporated by reference. Information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Scient's Proxy Statement for the 2002 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the caption "Executive and Director Compensation," including the "Summary Compensation Table" and the "Option Grants Table," in Scient's Proxy Statement for the 2002 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information setting forth the security ownership of certain beneficial owners and management appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in Scient's Proxy Statement for the 2002 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain related transactions appearing under the caption "Related Party Transactions" in Scient's Proxy Statement for the 2002 Annual Meeting of Stockholders is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

     1. Financial Statements

       The Consolidated Financial Statements filed as part of this Annual Report are listed and indexed under Item 8 Financial Statements and Supplementary Data.

     2. Financial Statement Schedules

       The financial statement schedules filed as part of this Annual Report are listed and indexed under Item 8 Financial Statements and Supplementary Data.

     3. Exhibits

       Items marked with an asterisk, "*," relate to management contracts or compensatory plans or arrangements.

       2.1 Agreement and Plan of Merger, dated as of July 31, 2001, among India-Sierra Holdings, Inc., iXL Enterprises, Inc.,
               Scient Corporation, India Merger Sub, Inc., and Sierra
               Merger Sub, Inc., including the iXL Voting Agreement, the
               Scient Voting Agreement, and the Registration Rights
               Agreement (originally filed as Exhibit 2.1 to the Registrant's Form S-4 (No. 333-68402); incorporated herein by reference).
       3.1     Amended and Restated Certificate of Incorporation of Scient,
               Inc., filed November 7, 2001.
       3.2 Bylaws for India-Sierra Holdings, Inc. (n/k/a Scient, Inc.), adopted July 31, 2001.
       4.1     Form of Common Stock Certificate of the Registrant
               (originally filed as Exhibit 4.1 to the Registrant's Form
               S-4 (No. 333-68402); incorporated herein by reference).
       10.1    Employment Agreement Between iXL Enterprises, Inc. and
               Christopher M. Formant, dated as of January 3, 2001, as amended by Agreement of Amendment and Assignment of Employment Agreement Between iXL Enterprises, Inc. and
               Christopher M. Formant, dated July 31, 2001, together with
               Subscription Agreement dated January 9, 2001 between iXL
               Enterprises, Inc. and Christopher M. Formant and with related agreements.
       10.2 **Jacques Tortoroli employment letter agreement with Scient, Inc., dated November 7, 2001.
       10.3 Stephen Mucchetti severance letter agreement with Scient, Inc., dated December 30, 2001.
       10.4 Ted Browne severance letter agreement with Scient, Inc., dated December 30, 2001.
       10.5    Scient, Inc. 2001 Equity Incentive Plan (originally filed as
               Exhibit 99.1 to the Registrant's Form S-8 (No. 333-73096);
               incorporated herein by reference).
       10.6 Indemnification Agreement, dated June 8, 1999, by and among iXL Enterprises, Inc. and the Indemnitees named therein.
       10.7 Indemnity Agreement, dated as of September 1, 2000, by and between iXL Enterprises, Inc. and the Indemnitees named therein.
       10.8 Indemnity Agreement dated as of February 1, 2001, by and between iXL Enterprises, Inc. and Christopher M. Formant.
       10.9    Indemnification Agreement, dated March, 1998, by and between
               Scient Corporation and Robert Howe.
       10.10 Note Purchase Agreement, dated December 19, 2000, by and among ProAct Technologies Corp., iXL Enterprises, Inc., iXL
               Ventures L.P., and iXL Ventures PHC, Inc., together with related transaction documents.

10.11      Stock Purchase Agreement, dated December 28, 2000, by and between HPS America, Inc. and iXL
           Enterprises, Inc., as amended by Amendment No. 1 to Stock Purchase Agreement, dated as of May
           28, 2001, as amended by Amendment No. 2 to Stock Purchase Agreement, dated as of June 25, 2001, as amended by Amendment No. 3 to Stock Purchase Agreement, dated as of October, 2001.
10.12      **Deed of Release of Leasing Agreement and Ancillary Documents and Letters Of Credit, dated
           March 31, 2002, by and among Burford Limited, Burford Nominee 1 Limited, Burford Nominee 2
           Limited, and Scient Corporation; Lease Amendment, Lease Termination and Security Relinquishment
           Agreement, dated February 1, 2002, by and between **, and Scient Corporation; and Termination,
           Release and Settlement Agreement, dated March 20, 2002, by and between Tmg/One Market, L.P., and
           Scient Corporation.
10.13      Subscription Agreements dated March 30, 2001 between iXL Enterprises, Inc. and each of
           Riverstone Group, LLC, Daniel L. Simon, Frank K. Bynum, Jr., James J. Connors II, David I.
           Wahrhaftig, Philip E. Berney, Frank J. Loverro, Barbara F. Alechman, Frank T. Nickell, Thomas R.
           Wall, IV and George E. Matelich.
10.14      Promissory Note dated March 18, 2002 made by Scient, Inc. in favor of Inmark Capital Corp., together with related agreements, including Guaranties as executed by Robert M. Howe, Kelso &
           Company, Stephen A. Mucchetti, Eric Greenberg, and Christopher M. Formant; Termination and
           Assumption Agreement, dated April 12, 2002, by and among North Fork Bank, as assignee of Inmark
           Capital Corp., Robert M. Howe ("Howe") and Stephen A. Mucchetti.
10.15      Accounts Receivable Purchase Agreement, dated as of April 12, 2002, by and among Scient, Inc.,
           CTAC Funding Corp., and the other companies a party thereto, together with Warrant to Purchase
           Common Stock, issued by Scient, Inc., to Access Capital, Inc., together with related agreements.
21.1       Subsidiaries of the Company
23.1       Consent of PricewaterhouseCoopers LLP
23.2       Consent of KPMG, LLP

(b) The following Reports on Form 8-K were filed:

DATE OF REPORT   DATE FILED   ITEMS INCLUDED
--------------   ----------   --------------
  11/07/2001     11/08/2001      2, 5, 7
  11/07/2001     11/14/2001       2, 7*
  12/21/2001     12/21/2001        5, 7

---------------

   * Included the unaudited condensed Consolidated Financial Statements of Scient Corporation as of September 30, 2001, and for each of the six months ended September 30, 2001 and 2000.

  ** Certain information omitted and filed separately with the Commission pursuant to a confidential treatment request under Rule 406 of the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 15, 2002.

                                          SCIENT, INC.,
                                          A DELAWARE CORPORATION

                                          By:     /s/ JACQUES TORTOROLI
                                            ------------------------------------
                                                  Name: Jacques Tortoroli
                                               Title: Chief Financial Officer

                                          By:      /s/ GARY J. FITLIN
                                            ------------------------------------
                                                    Name: Gary J. Fitlin
                                              Title: Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     CAPACITY                     DATE
                      ---------                                     --------                     ----

                 /s/ ROBERT M. HOWE                      Chairman of the Board              April 15, 2002
-----------------------------------------------------
                   Robert M. Howe

              /s/ U. BERTRAM ELLIS, JR.                  Vice Chairman                      April 15, 2002
-----------------------------------------------------
                U. Bertram Ellis, Jr.

              /s/ STEPHEN A. MUCCHETTI                   Vice Chairman                      April 15, 2002
-----------------------------------------------------
                Stephen A. Mucchetti

             /s/ CHRISTOPHER M. FORMANT                  Chief Executive Officer and        April 15, 2002
-----------------------------------------------------      Director (Principal Executive
               Christopher M. Formant                      Officer)

                /s/ JEFFREY T. ARNOLD                    Director                           April 15, 2002
-----------------------------------------------------
                  Jeffrey T. Arnold

               /s/ FRANK K. BYNUM, JR.                   Director                           April 15, 2002
-----------------------------------------------------
                 Frank K. Bynum, Jr.

                 /s/ ERIC GREENBERG                      Director                           April 15, 2002
-----------------------------------------------------
                   Eric Greenberg

                /s/ JACQUES TORTOROLI                    Chief Financial Officer            April 15, 2002
-----------------------------------------------------      (Principal Financial Officer)
                  Jacques Tortoroli

                 /s/ GARY J. FITLIN                      Chief Accounting Officer           April 15, 2002
-----------------------------------------------------      (Principal Accounting
                   Gary J. Fitlin                          Officer)

                                  SCIENT, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS:
Report of KPMG LLP, Independent Accountants.................   F-1
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets at December 31, 2000 and 2001...   F-3
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2001...............   F-4
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for each of the three years in the
  period ended December 31, 2001............................   F-5
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2001...............   F-6
Notes to Consolidated Financial Statements..................   F-7
FINANCIAL STATEMENT SCHEDULE:
Valuation and Qualifying Accounts -- for each of the three
  years in the period ended December 31, 2001...............  F-31

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                  REPORT OF KPMG LLP, INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders of Scient, Inc.,

     We have audited the accompanying consolidated balance sheet of Scient, Inc., and subsidiaries (formerly known as iXL Enterprises, Inc.) (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated balance sheet of Scient, Inc. and subsidiaries (formerly known as iXL Enterprises, Inc.) as of December 31, 2000 and the related statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the two year period then ended, were audited by other auditors whose report, dated February 12, 2001, except for note 2, which is as of August 23, 2001, expressed a qualified opinion on those statements with respect to the Company's ability to continue as a going concern.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended, present fairly, in all material respects, the financial position of Scient, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception and has limited working capital and capital resources. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information included in Schedule I is presented for the purposes of additional analysis and is not a required part of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

KPMG LLP

New York, New York
March 29, 2002, except for the fourth paragraph of Note 2 and the second paragraph of Note 19, which are as of April 12, 2002.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Scient, Inc.:

     In our opinion, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, of changes in stockholders' equity and comprehensive loss, and of cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Scient, Inc. and its subsidiaries (formerly known as iXL Enterprises, Inc.) at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2000 and for each of the two years ended December 31, 2000 listed in the index appearing under Item 14 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained losses and negative cash flows from operations since its inception. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Atlanta, Georgia
February 12, 2001, except as to Note 2,
which is as of August 23, 2001

                         SCIENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  20,913   $  43,895
  Restricted Cash...........................................     41,225       4,700
  Marketable securities.....................................        145       3,967
  Accounts receivables less allowance for doubtful accounts
     of $26,494 and $21,339 in 2001 and 2000................     14,514      47,330
  Unbilled revenues.........................................      1,571      13,858
  Prepaid expenses and other current assets.................      2,814       3,035
                                                              ---------   ---------
          Total current assets..............................     81,182     116,785
  Property and equipment, net...............................     20,372      69,896
  Intangible assets, net....................................     34,740      41,589
  Other non-current assets..................................      3,084       6,165
                                                              ---------   ---------
          Total assets......................................  $ 139,378   $ 234,435
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  10,780   $  22,919
  Accrued expenses..........................................     21,788      15,180
  Restructuring and severance obligations...................     42,554      30,328
  Other current liabilities.................................      6,256       7,860
                                                              ---------   ---------
          Total current liabilities.........................  $  81,378   $  76,287
                                                              =========   =========
Note payable to affiliate...................................      6,651      20,000
Restructuring obligations, long term........................      4,422      11,297
Other long-term liabilities.................................      2,946         443
                                                              ---------   ---------
          Total liabilities.................................  $  95,397   $ 108,027
                                                              =========   =========
STOCKHOLDERS' EQUITY:
  Common stock, par value of $.0001, 500,000,000 authorized;
     issued 189,493,829 and 77,503,116 in 2001 and 2000;
     outstanding 189,141,413 and 77,150,700 in 2001 and
     2000, respectively.....................................         19           8
  Additional paid-in capital................................    702,101     621,681
  Note receivable from stockholder..........................     (1,821)         --
  Subscription receivable...................................         --      (1,500)
  Deferred compensation.....................................       (471)     (3,455)
  Accumulated deficit.......................................   (652,605)   (488,438)
  Accumulated other comprehensive loss......................     (2,354)     (1,000)
  Treasury stock at cost; 352,416 shares....................       (888)       (888)
                                                              ---------   ---------
          Total stockholders' equity........................     43,981     126,408
                                                              ---------   ---------
          Total liabilities and stockholders' equity........  $ 139,378   $ 234,435
                                                              =========   =========

        See accompanying notes to the consolidated financial statements

                         SCIENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31, 2001
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
Revenues..................................................  $ 112,312   $ 359,336   $ 218,343
Expenses:
  Professional services expenses..........................    106,048     213,754     110,317
  Selling, general and administrative expenses............     67,633     215,109     144,652
  Stock-based compensation and other......................      2,177       4,198       4,920
  Depreciation............................................     14,812      20,532      12,857
  Amortization............................................     16,848      43,969      18,174
  Impairment charges on intangible assets.................     21,860      97,402          --
  Restructuring, severance and other charges..............     59,712      76,588          --
                                                            ---------   ---------   ---------
          Loss from operations............................   (176,778)   (312,216)    (72,577)
Other expense.............................................       (927)     (1,754)       (161)
Interest income, including a $13.3 million change in fair
  value of note payable to affiliate during the year ended
  December 31, 2001.......................................     17,735       5,391       3,577
Interest expense..........................................     (4,197)     (2,118)       (987)
Equity in net losses of affiliates........................         --     (41,168)        (65)
                                                            ---------   ---------   ---------
          Loss before income taxes........................   (164,167)   (351,865)    (70,213)
Income tax expense........................................         --         600          --
                                                            ---------   ---------   ---------
          Net loss........................................   (164,167)   (352,465)    (70,213)
Dividends and accretion on mandatorily redeemable
  preferred stock.........................................         --          --     (20,966)
                                                            ---------   ---------   ---------
  Net loss available to common stockholders...............  $(164,167)  $(352,465)  $ (91,179)
                                                            =========   =========   =========
Net loss per share:
Basic and diluted net loss per common share...............  $   (1.55)  $   (4.73)  $   (2.08)
                                                            =========   =========   =========
Basic and diluted weighted average common shares
  outstanding.............................................    105,721      74,593      43,747
                                                            =========   =========   =========

        See accompanying notes to the consolidated financial statements

                         SCIENT, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                     ACCUMULATED
                                     CLASS A                                                                            OTHER
                                 PREFERRED STOCK       COMMON STOCK       ADDITIONAL                                COMPREHENSIVE
                                 ----------------   -------------------    PAID-IN     SUBSCRIPTION   ACCUMULATED      INCOME
                                  SHARES    VALUE     SHARES      VALUE    CAPITAL      RECEIVABLE      DEFICIT        (LOSS)
                                 --------   -----   -----------   -----   ----------   ------------   -----------   -------------
Balance, December 31, 1998.....   177,291    $ 0     16,082,489   $  2     $ 94,983      $    --       $ (65,760)     $    (10)
Preferred stock issuance.......    22,825     --             --     --       22,718           --              --            --
Stock issuances net of costs...  (200,116)    --     33,437,434      3      161,581           --              --            --
Conversion of escrow shares to
 treasury stock................        --     --       (100,000)    --           --           --              --            --
Conversion, dividends and
 accretion of mandatory
 redeemable preferred stock....        --     --     17,786,519      2       86,046           --              --            --
Issuance of stock options......        --     --             --     --       10,325           --              --            --
Accretion of mandatorily
 redeemable preferred stock....        --     --             --     --       (1,054)          --              --            --
Stock compensation and warrant
 expenses......................        --     --             --     --       18,502           --              --            --
Comprehensive loss:............        --     --             --     --           --           --              --            --
Net loss.......................        --     --             --     --           --           --         (70,213)           --
Foreign currency translation
 adjustment....................        --     --             --     --           --           --              --          (197)
Unrealized gain on marketable
 securities....................        --     --             --     --           --           --              --        12,227
Total comprehensive loss.......        --     --             --     --           --           --              --            --
                                 --------    ---    -----------   -----    --------      -------       ---------      --------
Balance, December 31, 1999.....        --     --     67,206,442      7      393,101           --        (135,973)       12,020
Stock issuance.................        --     --      1,000,000     --        3,000       (1,500)             --            --
Stock issuance in connection
 with acquisitions.............        --     --      4,007,910     --      137,758           --              --            --
Issuance of stock options......        --     --             --     --        2,108           --              --            --
Stock options exercised and
 stock issued under employee
 stock purchase plan...........        --     --      4,936,348      1       26,118           --              --            --
Repayment of note receivable
 from stockholder..............        --     --             --     --           --           --              --            --
Deconsolidation of subsidiaries
 to equity basis...............        --     --             --     --       59,596           --              --            --
Stock compensation expense.....        --     --             --     --           --           --              --            --
Comprehensive loss:............        --     --             --     --           --           --              --            --
Net loss.......................        --     --             --     --           --           --        (352,465)           --
Foreign currency translation
 adjustment....................        --     --             --     --           --           --              --        (1,212)
Unrealized loss on marketable
 securities....................        --     --             --     --           --           --              --       (11,808)
Total comprehensive loss.......        --     --             --     --           --           --              --            --
                                 --------    ---    -----------   -----    --------      -------       ---------      --------
Balance, December 31, 2000.....        --     --     77,150,700      8      621,681       (1,500)       (488,438)       (1,000)
Restricted Stock purchased by
 unaffiliated third parties....        --     --     15,875,000      2       15,872           --              --            --
Restricted Stock purchased by
 executives....................        --     --      2,205,550     --        2,250           --              --            --
Restricted Stock purchased by
 employees.....................        --     --      1,021,429     --        1,177           --              --            --
Stock issuance in connection
 with acquisition..............        --     --     91,965,444      9       62,895           --              --            --
Stock options exercised........        --     --        169,409     --          101           --              --            --
Stock purchased by employee
 stock plan....................        --     --        753,881     --          432           --              --            --
Repayment of note receivable
 from executive................        --     --             --     --           --           --              --            --
Amortization of deferred
 compensation..................        --     --             --     --           --           --              --            --
Forfeiture of unvested options
 by terminated employees.......        --     --             --     --       (2,744)          --              --            --
Forgiveness of stock
 subscription receivable.......        --     --             --     --           --        1,500              --            --
Options issued to executive at
 below fair market value.......        --     --             --     --          250           --              --            --
Warrants issued to third
 parties for services..........        --     --             --     --          187           --              --            --
Net Loss.......................        --     --             --     --           --           --        (164,167)           --
Foreign currency translation
 adjustment....................        --     --             --     --           --           --              --           223
Unrealized loss on marketable
 securities....................        --     --             --     --           --           --              --        (1,577)
Total comprehensive loss:......        --     --             --     --           --           --              --            --
                                 --------    ---    -----------   -----    --------      -------       ---------      --------
Balance at December 31, 2001...        --    $--    189,141,413   $ 19     $702,101      $    --       $(652,605)     $ (2,354)
                                 ========    ===    ===========   =====    ========      =======       =========      ========


                                    NOTE
                                 RECEIVABLE                                  TOTAL
                                    FROM         DEFERRED     TREASURY   STOCKHOLDERS'
                                 STOCKHOLDER   COMPENSATION    STOCK        EQUITY
                                 -----------   ------------   --------   -------------
Balance, December 31, 1998.....    $  (900)      $(1,867)      $(888)      $  25,560
Preferred stock issuance.......         --            --          --          22,718
Stock issuances net of costs...         --            --          --         161,584
Conversion of escrow shares to
 treasury stock................         --            --          --              --
Conversion, dividends and
 accretion of mandatory
 redeemable preferred stock....         --            --          --          86,048
Issuance of stock options......         --       (10,325)         --              --
Accretion of mandatorily
 redeemable preferred stock....         --            --          --          (1,054)
Stock compensation and warrant
 expenses......................         --         4,920          --          23,422
Comprehensive loss:............         --            --          --              --
Net loss.......................         --            --          --              --
Foreign currency translation
 adjustment....................         --            --          --              --
Unrealized gain on marketable
 securities....................         --            --          --              --
Total comprehensive loss.......         --            --          --         (58,183)
                                   -------       -------       -----       ---------
Balance, December 31, 1999.....       (900)       (7,272)       (888)        260,095
Stock issuance.................         --            --          --           1,500
Stock issuance in connection
 with acquisitions.............         --            --          --         137,758
Issuance of stock options......         --        (2,108)         --              --
Stock options exercised and
 stock issued under employee
 stock purchase plan...........         --            --          --          26,119
Repayment of note receivable
 from stockholder..............        900            --          --             900
Deconsolidation of subsidiaries
 to equity basis...............         --         1,787          --          61,383
Stock compensation expense.....         --         4,138          --           4,138
Comprehensive loss:............         --            --          --              --
Net loss.......................         --            --          --              --
Foreign currency translation
 adjustment....................         --            --          --              --
Unrealized loss on marketable
 securities....................         --            --          --              --
Total comprehensive loss.......         --            --          --        (365,485)
                                   -------       -------       -----       ---------
Balance, December 31, 2000.....         --        (3,455)       (888)        126,408
Restricted Stock purchased by
 unaffiliated third parties....         --            --          --          15,874
Restricted Stock purchased by
 executives....................     (2,250)           --          --              --
Restricted Stock purchased by
 employees.....................        (71)           --          --           1,106
Stock issuance in connection
 with acquisition..............         --            --          --          62,904
Stock options exercised........         --            --          --             101
Stock purchased by employee
 stock plan....................         --            --          --             432
Repayment of note receivable
 from executive................        500            --          --             500
Amortization of deferred
 compensation..................         --           490          --             490
Forfeiture of unvested options
 by terminated employees.......         --         2,744          --              --
Forgiveness of stock
 subscription receivable.......         --            --          --           1,500
Options issued to executive at
 below fair market value.......         --          (250)         --              --
Warrants issued to third
 parties for services..........         --            --          --             187
Net Loss.......................         --            --          --              --
Foreign currency translation
 adjustment....................         --            --          --              --
Unrealized loss on marketable
 securities....................         --            --          --              --
Total comprehensive loss:......         --            --          --        (165,521)
                                   -------       -------       -----       ---------
Balance at December 31, 2001...    $(1,821)      $  (471)      $(888)      $  43,981
                                   =======       =======       =====       =========

        See accompanying notes to the consolidated financial statements

                         SCIENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
Cash flows from operating activities:
Net loss....................................................  $(164,167)  $(352,465)  $(70,213)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation..............................................     14,812      20,532     12,857
  Amortization..............................................     16,848      43,969     18,174
  Provision for doubtful accounts, net......................      4,387      25,260      5,111
  Gain on sale of investment and marketable securities......     (1,900)     (1,764)        --
  Non-cash losses in equity affiliates and amortization.....         --      41,168         65
  Impairment of intangible assets...........................     21,860      97,402         --
  Abandonment of leasehold improvements and equipment.......     42,098      35,680         --
  Stock compensation, warrant, and other expense............      2,177       4,198     11,923
  Amortization of debt discount on note payable to
    affiliate...............................................      1,692          --         --
  Other non-cash expenses...................................      2,136          --         --
  Adjustment of value of note payable to affiliate..........    (13,349)         --         --
  Changes in assets and liabilities, net of effects from
    acquisitions and deconsolidations of subsidiaries:
    Accounts receivable, net................................     42,913      (2,762)   (49,893)
    Unbilled revenue........................................     12,287       9,882    (13,705)
    Prepaid expenses and other assets.......................      5,919      (1,584)    (5,223)
    Accounts payable and accrued liabilities................    (30,286)      6,108     20,597
    Restructuring obligation................................    (33,346)     41,625         --
    Deferred revenue........................................     (4,192)     (4,392)     4,587
                                                              ---------   ---------   --------
         Net cash used in operating activities..............    (80,111)    (37,143)   (65,720)
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (3,010)    (82,322)   (36,797)
  Cash acquired, net of acquisition costs...................     36,200      (2,640)    (3,717)
  Deconsolidation of subsidiaries to equity basis...........         --     (15,221)        --
  Change in restricted cash.................................      2,375      (4,700)        --
  Purchases of marketable securities........................         --     (64,922)   (28,504)
  Proceeds from sales and maturities of marketable
    securities..............................................      2,245      82,801      5,998
  Proceeds from sale of assets..............................      1,900         408      1,892
                                                              ---------   ---------   --------
         Net cash provided by (used in) investing
           activities.......................................     39,710     (86,596)   (61,128)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Principle payments under capital leases...................       (817)         --         --
  Proceeds from borrowings..................................         --      20,000         --
  Repayment of borrowings...................................         --        (485)   (20,130)
  Repayment of note receivable from stockholder.............        500         900         --
  Proceeds from issuance of stock...........................     17,513      27,619    199,466
  Proceeds from issuance of mandatorily redeemable preferred
    stock of subsidiary.....................................         --          --     49,262
                                                              ---------   ---------   --------
         Net cash provided by financing activities..........     17,196      48,034    228,598
                                                              ---------   ---------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        223      (1,212)      (197)
                                                              ---------   ---------   --------
         Net increase (decrease) in cash and cash
           equivalents......................................    (22,928)    (76,917)   101,553
Cash and cash equivalents at beginning of year..............     43,895     120,812     19,259
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $  20,913   $  43,895   $120,812
                                                              =========   =========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     424   $   1,320   $    819
                                                              =========   =========   ========
  Cash paid for income taxes................................         --   $     302         --
                                                              =========   =========   ========
Non-cash investing and financing activities:
  Acquisition of equipment through capital leases...........         --          --   $    440
                                                              =========   =========   ========

        See accompanying notes to the consolidated financial statements

                         SCIENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On November 7, 2001, iXL Enterprises, Inc. ("iXL") and Scient Corporation (together the "predecessors") combined to form Scient, Inc. (the "Company" or "Scient"), with trading of Scient, Inc. common stock commencing on November 8, 2001. Each share of iXL common stock outstanding was converted into 1.00 share of Scient, Inc.'s common stock, and each share of Scient Corporation common stock outstanding was converted into 1.24 shares of Scient, Inc.'s common stock. Following the business combination the shareholders of the predecessors each controlled approximately 50% of the voting control of the combined entity. iXL was deemed to be the accounting acquirer based on the composition of the senior management following the business combination, the relative size of the historical operations of the predecessor entities, and the relative market capitalization of the predecessors immediately prior to initiation of the combination. Concurrent with the consummation of the business combination, the Company commenced doing business as Scient, Inc. Certain references to "Scient" or the "Company" in these financial statements refer to the activities of the predecessors.

     Scient is a leading business and technology consultancy that helps companies utilize the power of emerging technologies and advanced business strategies to build stronger, more profitable relationships with their customers and business partners. Scient currently operates principally in 8 locations in the United States and London, England and has an affiliate location in Tokyo, Japan. The Company helps businesses identify how the Internet can be used to their competitive advantage and provides expertise in creative design and systems engineering to design, develop and deploy advanced Internet applications and solutions. The business of the combined entity "Scient" is the combined businesses conducted by the predecessor entities.

     This business combination of iXL and Scient Corporation was accounted for by iXL (the accounting acquiror), using the purchase method of accounting and, accordingly, the total transaction consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations, and the estimated fair value of the assets acquired and liabilities assumed of acquired entities, including Scient Corporation among other acquisitions, are included in the consolidated financial statements from the date of acquisition (November 7, 2001 in the case Scient Corporation) and, as a result, certain financial information regarding Scient Corporation, or other acquired entities, prior to the respective business combinations, are not included in the consolidated financial statements. Certain reclassifications have been made to conform the separate presentations of the predecessors. In Note 3 to the consolidated financial statements, the Company has presented certain unaudited financial information regarding the results of operations as if all business combinations occurred on January 1, 2000. Such information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at that date or of the future results of operations.

     During the years ended December 31, 2001 and 2000, each of the predecessor entities, and the Company subsequent to the aforementioned business combination, in response to continued unfavorable market conditions, implemented actions and restructuring programs to reduce its workforce, eliminate facilities and related obligations, and minimize operating cash expenditures while also normalizing the Company's infrastructure as a result of the combination.

     As a result of these actions, the Company incurred significant restructuring and severance charges. Also as a result of these actions, coupled with historical, current and projected cash flow losses, the Company evaluated the recoverability of its long lived tangible assets, acquired intangible assets, and goodwill by comparison of the carrying value relative to future cash flows which resulted in the recording of non-cash impairment related charges.

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries from the date of acquisition through the date of disposition, if applicable. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in less than majority owned entities over which the Company has significant influence are accounted for using the equity method.

REVENUE RECOGNITION

     Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated project costs, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete, and losses on projects in process, are reflected in the period in which they become known.

     Revenues are recognized for time-and-materials based arrangements in the period when the underlying services are rendered, provided collection of the resulting receivable is probable and no significant obligations remain.

     The Company generally enters in to short-term, project specific and cancelable contracts with its clients who are generally billed in the same period in which services are rendered. If services are rendered in advance of billings, the Company records and presents the related amounts as unbilled revenue. If amounts are received in advance of services being performed, the amounts are recorded and presented as deferred revenues. Revenues exclude reimbursable expenses charged to clients.

PROFESSIONAL SERVICE EXPENSES

     Professional service expenses consists primarily of compensation of billable employees, subcontractor costs, and other costs directly incurred in the delivery of services for clients. Billable employees are full time employees and subcontractors whose time is dedicated to providing services to clients.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates embedded in the consolidated financial statements for the periods presented concern the allowances for doubtful accounts, the estimates used in the percentage of completion method, the fair value of purchased intangible assets, and the estimated useful lives of long-lived assets, the estimated fair value of the Note payable, and certain estimated restructuring obligations.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

RESTRICTED CASH

     Restricted cash primarily represents cash deposits held with financial institutions principally to collateralize letters of credit issued by those institutions as security deposits pursuant to lease agreements for office space.

MARKETABLE SECURITIES

     Marketable securities include the Company's investments classified as available-for-sale securities and are reported at fair value with unrealized gains and losses reported as a component of other comprehensive income. Marketable securities also include short-term investments with original maturities in excess of three months.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the estimated useful life of the asset or the respective lease term. The Company provides for depreciation of other property and equipment over their estimated useful lives, using the straight-line method, as follows:

  ASSET CLASSIFICATION                               ESTIMATED USEFUL LIFE
  --------------------                               ---------------------
  Computer equipment and
    purchased software                               1 1/2 - 5 years
  Office equipment and other                         5 - 10 years
  Furniture and fixtures                             5 - 7 years
  Leasehold improvements                             5 - 10 years (lease term)

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets, primarily the intangible assets acquired in connection with the business combination with Scient Corporation, are being amortized over a period of 3 years, the estimated period of benefit considering the brand recognition of the trade name, the underlying contractual relationships, the project oriented continuing revenue stream, and analysis of the Company's retention efforts. The Company is in the process of finalizing its estimates of the fair values of tangible and intangible assets acquired and liabilities assumed in connection with its business combinations.

     The Company accounts for long-lived assets in accordance with the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, including certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company's management performs on-going reviews of its investments in long-lived assets, primarily intangible assets and, based on quantitative and qualitative measures, assesses the need to record impairment losses when impairment indicators are present. Among other factors, when assessing evidence of impairment, management considers (i) the proximity of the date of investment to the date of evaluation, (ii) the current period and projected operating cash flows and earnings/losses, (iii) other than temporary declines in the value of the consideration provided, and (iv) other operating metrics, including staff and client turnover which would indicate a deterioration in the value of specific identified intangible assets.

     The Company's monitoring process will continue on a prospective basis and the facts and circumstances surrounding the relevant impairment factors evaluated by management may change in subsequent periods

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the assets to the estimated future net cash flows expected to be generated by the assets. If estimated future net undiscounted cash flows are less than the carrying amount of the assets, the assets are considered impaired and a non-cash charge is recorded in an amount required to reduce the carrying amount of the assets to their fair value, as determined by either an appraisal and/or a discounted cash flow analysis.

RESTRUCTURING EXPENSES

     The Company assesses the need to record restructuring charges in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination" and SAB No. 100, "Restructuring and Impairment Charges." In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF No. 94-3 a liability for the restructuring charges is recognized in the period management approves the restructuring plan.

ADVERTISING COSTS

     The Company expenses production costs of advertising the first time the advertising takes place. Advertising expenses were $1,076, $1,396, and $9,927 for the years ended December 31, 2001, 2000 and 1999, respectively.

INCOME TAXES

     The Company has applied the asset and liability approach of SFAS No. 109, "Accounting for Income Taxes," for financial accounting and reporting purposes. The Company accounts for certain items of income and expense in different time periods for financial reporting and income tax purposes. Provisions for deferred income taxes are made in recognition of such temporary differences, where applicable. A valuation allowance is established against deferred tax assets unless the Company believes it is more likely than not that the benefit will be realized.

STOCK-BASED COMPENSATION PLANS

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and elects the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company measures stock compensation expense for any options issued to non-employees using the fair value method prescribed in SFAS 123.

BASIC AND DILUTED NET LOSS PER SHARE

     Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during the period. No potentially dilutive common shares have been included in the diluted earnings per share calculation as they would have been antidilutive for all periods presented and, accordingly, basic and diluted earnings per share are equal for all periods presented.

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following securities were not included in the computation of diluted loss per share:

                                                               DECEMBER 31,
                                                   ------------------------------------
SECURITY                                              2001         2000         1999
--------                                           ----------   ----------   ----------
Stock options....................................  41,739,953   31,336,074   28,862,536
Warrants.........................................   3,095,000    3,000,000    3,500,000

FOREIGN CURRENCY TRANSLATION

     The financial position and results of operations of foreign subsidiaries are measured using the currency of the respective countries as the functional currency. Assets and liabilities are translated into the reporting currency (U.S. dollars) at the foreign exchange rate in effect at the balance sheet date, while revenue and expenses for the period are translated at the average exchange rate in effect during the period. Translation gains and losses are accumulated and reported as a separate component of stockholders' equity. The Company has not entered into any hedging contracts during any of the periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments including cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and accrued expenses, approximate fair value because the short maturity of these instruments. The carrying amount of capital lease obligations approximates fair value based on current rates of interest available to the Company for leases of similar maturities. We are required to make adjustments to the carrying value of our note payable to the affiliate as well as certain call rights granted to the affiliate, both of which are included in long-term debt.

CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, notes receivable, and trade accounts receivable. Cash and cash equivalents consist of deposits, money market funds, and investments in short term "AAA" rated debt instruments. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of the individual specific customers, historical trends, and other information.

     For the period ended December 31, 2001, which generally includes the operations of the post business combination entity, approximately 51% of our net revenues was derived from our top ten clients, and 4 of our clients comprised more than 30% of our net revenues.

COMPREHENSIVE INCOME

     SFAS No. 130 "Reporting Comprehensive Income" requires that the total changes in equity resulting from revenue, expenses, and gains and losses, including those that do not affect the accumulated deficit, be reported. Accordingly, those amounts, comprised of foreign currency translation adjustments and unrealized gains or losses on marketable securities, are included in other comprehensive income in the consolidated statements of stockholders' equity.

SEGMENT REPORTING

     The Company offers expertise in technology strategy consulting, systems architecture and infrastructure development, and also focuses on certain industry specific solutions. Management does not manage its

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

operations by its service offerings, or solutions instead viewing the Company as a single operating segment when making business decisions, with one operating decision maker, the Chief Executive Officer. The Company manages its operations as a cross-disciplinary integrated solutions provider, which attempts to bring forth a coordinated service offering to its clients.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, and Amendment of FASB statement No. 133." SFAS No. 138 was issued to address a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," issued in June 1998. SFAS No. 133 and SFAS No. 138 require that all derivatives be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income (loss) or other comprehensive income
(loss), depending on the designated purpose of the derivative. The Company adopted SFAS No. 133 and SFAS No. 138 in the first quarter of 2001. Adoption of these pronouncements did not have a material impact on the Company's results of operation, cash flows or financial position.

     In July 2001 FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As the Company initiated a business combination with Scient Corporation subsequent to June 30, 2001 the provision of SFAS No. 141 were applied to certain business combinations reflected in the consolidated financial statements of the Company. The provisions of each statement which apply to goodwill and intangible assets acquired prior to July 1, 2001 will be adopted by the Company on January 1, 2002. Because of the extensive effort needed to comply with adopting statements 141 and 142, and because the Company has not finalized its fair value allocation in connection with its acquisition of Scient Corporation, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

     In August 2001, the FASB issued SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the asset's carrying amount. Companies are required to adopt SFSA No. 144 for fiscal years beginning after December 15, 2001, therefore the Company plans to adopt this statement on January 1, 2002. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial position or results of operations.

     In November 2001, the Emerging Issues Task Force ("EITF") concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Ex-

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

penses Incurred" in January 2002. The Company is required to adopt EITF 01-14 on January 1, 2001 and will reclassify financial statements for prior periods to comply with the guidance in this EITF. Management has not yet determined the impact of EITF 01-14 on the Company's revenues and cost of revenues for the years ended December 31, 2001 and 2000.

2. LIQUIDITY

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, the Company and its predecessors have suffered recurring losses from operations since inception and has limited working capital that raise substantial doubt about its ability to continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred net losses of $164 million, $352 million and $70 million, respectively, for the three-year period ended December 31, 2001, and has an accumulated deficit of $653 million, and $488 million, respectively, as of December 31, 2001 and 2000.

     The Company's future liquidity will depend on several factors including our ability to achieve our financial projections, borrow funds through debt financing, raise capital through sales of our equity, or sell certain assets.

     In 2001, the Company used $80 million in cash to fund our operations, of which $33 million was used to pay severance and restructuring obligations. At December 31, 2001, we had $21 million in cash. We also had a further $41 million of restricted cash principally collateralizing letters of credit issued by financial institutions as security deposits pursuant to lease agreements for office space. We believe that this restricted cash will be used to terminate excess real estate obligations, or continue to support security deposits with landlords for properties that we occupy in operating our business (See Note 19).

     Our beginning cash balance combined with currently projected operating cash generation in 2002 will not be sufficient to meet both the operating needs of the Company and the cash requirements of settling restructuring, severance and other obligations incurred in prior years or as of December 31, 2001. Therefore, on March 18, 2002, the Company secured a term loan facility with a financial institution that provides for borrowings of up to $9.4 million dependent on guarantees and collateral pledged by members of its Board of Directors and a significant shareholder who is represented on the Board of Directors. The Company's ability to borrow under this facility can be impaired by certain events or conditions affecting the guarantors or the collateral.

     On April 12, 2002, the Company established an accounts receivable credit facility with a financial institution. Under the terms of the facility, the Company may borrow up to $5 million dependent upon the level of eligible domestic accounts receivable. Accordingly, this facility only gives the Company earlier access to the amounts owed to us by our clients, and does not provide access to cash in addition to our revenues.

     We will need to raise additional funds if we fail to achieve our currently expected operating projections for 2002. We are evaluating raising additional funds through the sale of certain equity interests held by the Company, and/or through the issuance of equity or equity related securities. There is no guarantee that such assets can be sold for cash, or for an amount that may be required to meet the Company's cash needs, or that additional financing may be available on acceptable terms. If this additional financing becomes necessary and is not available, the Company may not be able to continue as a going concern.

3. ACQUISITIONS

     On November 7, 2001, iXL and Scient Corporation (the Company's predecessors) combined to form Scient, Inc., with trading of Scient, Inc. common stock commencing on November 8, 2001. iXL was deemed to be the acquirer for accounting purposes.

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The total purchase price of approximately $66,030 will be allocated to the net tangible assets acquired and to the identified intangible assets, including, but not limited to the customer base acquired, trade name, and the remaining unallocated portion, if any, to goodwill. The process to estimate the fair value of the acquired assets and liabilities assumed, and determination of estimated useful lives of the respective assets acquired, is not complete. At December 31, 2001 the entire excess purchase price totaling $33,994 is included in intangible assets on the accompanying consolidated balance sheet and is being amortized over an estimated weighted average useful life of three years. Related amortization for the year ended December 31, 2001 totaled $1,561. A one year difference in the estimated useful life of the excess purchase price would increase or decrease the annual amortization expense by $1,272 or $145, respectively, for the year ended December 31, 2001. The business combination is summarized as follows:

THE SCIENT ACQUISITION IS SUMMARIZED AS FOLLOWS:

Estimated fair value of tangible assets acquired............   $ 99,704
Estimated fair value of identified intangible assets
  acquired..................................................     33,994
Estimated fair value of liabilities assumed.................    (67,668)
                                                               --------
                                                               $ 66,030
                                                               ========
Acquisition costs...........................................   $  3,126
Fair value of Company's common stock issued.................     62,904
                                                               --------
                                                               $ 66,030
                                                               ========

     On January 11, 2000, the Company acquired Tessera Enterprise Systems, Inc. in exchange for $3,700 and 3,588,655 shares of the Company's common stock, for an aggregate purchase price of approximately $132,846. The purchase price in excess of identifiable tangible and intangible assets acquired and liabilities assumed of approximately $116,535 was allocated to goodwill and was originally assigned an estimated useful life of five years. Approximately $6,136 of the aggregate purchase price was allocated to assembled workforce and was originally assigned an estimated useful life of three years.

     During 1999 and 1998, the Company and its subsidiaries acquired all, or majority control, of 25 entities. The fair value of the intangible assets was determined based upon a combination of methods, including the income approach for the customer lists, and the replacement cost approach for the value of the assembled workforces. The aggregate purchase price for these entities totaled $71,151, including the value of shares of common stock and related warrants and options issued.

     All business combinations were accounted for using the purchase method of accounting and, accordingly, the total consideration was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The results of operations of each acquired entity, and the estimated fair value of the assets acquired and liabilities assumed are included in the Company's consolidated financial statements from the date of acquisition. The fair value of the Company's common stock issued in connection with the aforementioned business combinations was determined using an average of the closing price of the Company's common two days before, the day of, and two days after initiation.

     As result of the historical, current and projected operating and cash flow losses, changes in the Company's service offerings and business practices, changes in the customer base, employee terminations, and restructuring actions, the Company evaluated the recoverability of its acquired intangible assets created as a result of all business combinations except the November 7, 2001 business combination of the predecessor, by comparison of the carrying value relative to future cash flows. As a result, the Company recorded impairment

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

charges totaling $21,860 and $97,402 during the years ended December 31, 2001 and 2000, respectively, which are included in impairment charges in the accompanying Statement of Operations. These charges served to reduce the net book value of these intangible assets to $2,307.

PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro forma information is presented as if the Company had completed certain of the above acquisitions as of January 1, 2000 and includes amortization of related intangible assets resulting for the acquisitions. The unaudited pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at that date or of the future results of operations.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Revenues....................................................   $165,339     $698,296
                                                               --------     --------
Net Loss....................................................   $357,358     $409,357
                                                               --------     --------
Pro forma basic and diluted net loss per common share.......   $  (1.94)    $  (2.46)
                                                               ========     ========
Pro forma weighted average common shares outstanding........    184,081      166,558
                                                               ========     ========

4. RESTRUCTURING CHARGES AND SEVERANCE

     In response to continued unfavorable market conditions, the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near term losses, expenditures and otherwise reduce cash outflows. As a result, the Company and its predecessors approved and implemented formal restructuring actions during 2001 and 2000. Certain actions were consummated by Scient Corporation, prior to its business combination with iXL on November 7, 2001. Approximately $38,697 of restructuring obligations were assumed in this the business combination.

     During 2000, the workforce of iXL was reduced by approximately 350 employees. In November 2000, the closing or sale of several offices and a reduction in workforce by approximately 850 additional employees was announced. Of these total reductions in workforce approximately 800 were professional services personnel, 300 were general and administrative personnel, and 100 were sales and marketing personnel. As a result of these actions, during the year ended December 31, 2000, a charge of approximately $76,588 was recorded.

     During 2001, the workforce of iXL and, subsequent to November 7, 2001, the workforce of the Company was reduced by approximately 1,316 additional employees. These reductions in workforce included professional services personnel, general and administrative personnel, and sales and marketing personnel. As a result of these actions, a charge of approximately $9,582 was recorded. Of the total 1,316 employees affected by the workforce reduction, approximately 1,127 have been terminated as of December 31, 2001.

     In addition to workforce reductions, several offices were closed, primarily within the United States. The related restructuring charge includes either (i) lease payments (from the date of vacancy), net of probable and estimable, or contractual sublease payments on non-cancelable leases, or (ii) settlement amounts, if the opportunity to settle the obligation is probable and estimable.

     In addition to the workforce reductions described above and in connection with the Company's facility closures, the Company determined that certain equipment, furniture and fixtures, and leasehold improvements were abandoned or otherwise available for sale. The associated loss was computed based on the amount by which the carrying value exceeded the estimated fair market value of the underlying assets. A significant

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

portion of the assets impaired were recently acquired, or built in connection with capacity expansions in anticipation of future demand. The assets have either been abandoned, or are currently available for sale. Certain equipment will be auctioned, sold, or disposed during 2002. The related charge of $43,100 is presented with Restructuring, severance and other charges on the accompanying statement of operations for the year ended December 31, 2001.

     In addition to the formal restructuring plans described above, the Company terminated additional members of the workforce and incurred severance charges of approximately $6,161 during the year ended December 31, 2001, of which $2,105 has been paid as of December 31, 2002. The remaining obligation, totaling $4,056, is included in Restructuring and Severance obligations on the Consolidated Balance Sheet as of December 31, 2001.

     The restructuring charges and their utilization for the year ended December 31, 2001 and 2000 are summarized as follow (in thousands):

                                     RESTRUCTURING CHARGE
                         --------------------------------------------               RESTRUCTURING,
                                                                                      SEVERANCE
                         EMPLOYEE   FACILITY      ASSET                   OTHER       AND OTHER
                           COST     RELATED    ABANDONMENT    TOTAL     SEVERANCE      CHARGES
                         --------   --------   -----------   --------   ---------   --------------
Employee termination...  $ 10,826   $     --    $     --     $ 10,826    $    --       $ 10,826
Real estate
  obligations..........        --     65,762          --       65,762         --         65,762
                         --------   --------    --------     --------    -------       --------
Total restructuring
  charges in 2000......    10,826     65,762          --       76,588         --         76,588
Utilization, including
  cash payments........    (6,228)   (28,735)         --      (34,963)        --        (34,963)
                         --------   --------    --------     --------    -------       --------
Obligation at December
  31, 2000.............     4,598     37,027          --       41,625         --         41,625
Employee termination...     9,582         --          --        9,582      6,161         15,743
Real estate
  obligations..........        --        869          --          869         --            869
Asset Abandonment......        --         --      43,100       43,100         --         43,100
                         --------   --------    --------     --------    -------       --------
Total restructuring
  charges in 2001......     9,582        869      43,100       53,551      6,161         59,712
Restructuring
  obligations
  acquired.............     1,467     37,159          71       38,697         --         38,697
Utilization, including
  cash payments........   (10,354)   (37,499)    (43,100)     (90,953)    (2,105)       (93,058)
                         --------   --------    --------     --------    -------       --------
Obligation at December
  31, 2001.............  $  5,293   $ 37,556    $     71     $ 42,920    $ 4,056       $ 46,976
                         ========   ========    ========     ========    =======       ========

     The Company expects future cash expenditures related to these restructuring and severance activities to be approximately $46,976, of which $42,554 is anticipated to be paid within the next twelve months. Certain of the facility related obligations relate to locations for which restricted cash may be available to satisfy all, or part of, the associated obligation.

5. DECONSOLIDATION OF PROACT TECHNOLOGIES CORPORATION

     During 1999, the Company consolidated the operating results, cash flows and financial position of ProAct. On March 22, 2000, ProAct sold 32,896,000 shares of its mandatorily redeemable series C convertible

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

preferred stock for net proceeds of approximately $127,084. During the second quarter of 2000, ProAct completed three acquisitions for cash and shares of its common stock totaling approximately $111,000. On June 30, 2000, ProAct sold 25,000,000 shares of mandatorily redeemable series D convertible preferred stock for net proceeds of approximately $148,000. As a result of these transactions, the Company's ownership of ProAct was reduced to approximately 49% of the voting interest and 85% of ProAct's outstanding common stock. Accordingly, the Company's consolidated financial statements for the year ended December 31, 2000 no longer include the consolidated financial statements of ProAct as a consolidated subsidiary, and the Company instead has accounted for its ownership using the equity method of accounting. The above transactions resulted in the Company recording an increase in its stockholders' equity of approximately $62,800 in accordance with the SEC's Staff Accounting Bulletin No. 51. During the three months ended June 30, 2000, ProAct recorded approximately $1,700 of stock compensation expense for the acceleration of the Company's stock options. At December 31, 2001, the Company's investment in ProAct, 100 million shares of common stock in the aggregate, was zero as a result of recording our share of ProAct's losses using the equity method of accounting. The Company has no intent or contractual obligation to provide additional financing to ProAct.

6. MARKETABLE SECURITIES

     At December 31, 2000 marketable securities also included $3,508 of short-term investments, such as United States government agency obligations and commercial paper, with original maturities in excess of three months. Interest and amortization of premiums and discounts for these short-term investments are included in interest income. Marketable securities include available-for-sale securities, which are recorded at fair market value. These available-for-sale securities represent our investment in the common stock of affiliated companies that are publicly traded. We calculated the market value for these securities based on their quoted sales prices at December 31, 2001 and 2000. The difference between amortized cost and fair market value is included in other comprehensive income and shown as a separate component of stockholders' equity.

     During the year ended December 31, 2000, the Company realized a gain of $1,764 on the sale of 566,311 shares of Student Advantage common stock (See Note
8).

7. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and is summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Computer equipment and purchased software...................  $ 44,325   $ 42,241
Office equipment and other..................................       822      8,577
Furniture & fixtures........................................     5,350     16,640
Leasehold improvements......................................    32,971     28,753
                                                              --------   --------
     Total..................................................    83,468     96,211
Less accumulated depreciation and amortization..............   (63,096)   (26,315)
                                                              --------   --------
Total.......................................................  $ 20,372   $ 69,896
                                                              ========   ========

     Depreciation and amortization expense totaled $14,812, $20,532, and $12,857 for the years ended December 31, 2001, 2000 and 1999, respectively.

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     At December 31, 2001 and 2000, the Company had approximately $14,662 and $2,735, respectively, of equipment under capital leases included in property and equipment and related accumulated amortization of approximately $14,103 and $1,257, respectively. Amortization of these assets recorded under capital leases, which totaled $1,478, $198, and $0 for the years ended December 31, 2001 and 2000 and 1999, respectively, is included in depreciation expense on the accompanying statement of operations.

8. EQUITY IN NET LOSSES OF AFFILIATES

     During the years ended December 31, 2001 and 2000, the Company accounted for its investments in certain affiliates using the equity method. The Company recorded equity losses of $41,168 associated with these affiliates during the year ended December 31, 2000 of which, approximately $39,181 related to ProAct. The investment balances as of December 31, 2001 and 2000 for these affiliates is $0.

     During the year ended December 31, 1998, the Company accounted for its investment in Student Advantage, Inc. using the equity method. Our investment in Student Advantage had a book value of $0 at December 31, 1998. When the Company's ownership interest in Student Advantage fell below 20% in June 1999, we began accounting for our investment using the cost method and classified our investment in marketable securities. In the fourth quarter of 2000, we sold 566,311 shares of Student Advantage common stock for an aggregate sales price of $1,926 and recorded a gain of $1,764 which is included in equity in losses of affiliates in the accompanying Statement of Operations for the year ended December 31, 2000.

     On September 27, 2001, the Company entered into, and the Board approved, an agreement with CyberStarts, Inc. in which the Company sold 18,200,000 shares of Class A common stock of CyberStarts back to CyberStarts for proceeds of $1,900. Such shares were carried at a zero basis on September 27, 2001. As a result, the Company recorded a gain of $1,900 which is included in other expense on the Company's Statement of Operations for the year ended December 31, 2001. A Board member of the Company has been on CyberStart's board of directors since its inception, and he owns 500,000 shares of CyberStarts' Class A common stock. Before the sale, this comprised 0.46% of outstanding shares on a fully diluted basis. After the sale, his ownership percentage rose to 0.55% on a fully diluted basis.

9. CREDIT FACILITIES AND NOTE PAYABLE TO AFFILIATE

     The Company's note payable to affiliate and credit facilities are comprised of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2001     2000
                                                              ------   -------
5.75% secured convertible note payable to affiliates due
  January 2004..............................................  $6,651   $20,000
Borrowings under credit facilities..........................      --        --
                                                              ======   =======
                                                              $6,651   $20,000
                                                              ======   =======

CREDIT FACILITIES

     As of December 31, 2000, the Company had utilized approximately $4,700 of a credit facility for letters of credit issued, primarily as security for office leases, which is presented as restricted cash on the accompanying balance sheet. The credit facility was terminated effective November 8, 2001 in connection with the business combination with Scient Corporation. In turn, the Company entered into a cash collateral agreement with the lenders whereby the Company must provide collateral for the outstanding letters of credit at the rate of 105%. The commission for each of the letters of credit accrues at 1% per annum.

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In addition, in connection with the aforementioned combination with Scient Corporation, the Company assumed an additional revolving line of credit facility. As of December 31, 2001, there were no outstanding borrowings or availability under this line of credit, however fifteen standby letters of credit totaling $36.9 million have been issued against this line of credit, which are presented as restricted cash on the accompanying balance sheet. This credit facility expires on April 19, 2002.

NOTE PAYABLE TO AFFILIATE

     On December 19, 2000 the Company consummated a transaction with an affiliate, ProAct, in which iXL Ventures, an indirect wholly owned subsidiary of the Company, issued a 5.75% secured convertible note to the affiliate in exchange for a cash payment of $20 million. The note is secured by and exchangeable for, upon satisfaction of certain conditions, 10 million shares of common stock of the affiliates held by iXL Ventures. iXL Ventures has no properties or assets other than 10 million shares of the affiliate common stock. The note is non-recourse to iXL Ventures PHC, Inc. and Scient, Inc.

     The note commenced accruing interest on March 31, 2001 at 5.75% per annum on a quarterly basis. The entire amount of unpaid principal and accrued and unpaid interest is due and payable on January 7, 2004. iXL Ventures PHC, Inc. may at any time prepay all or a portion of the principal amount in cash. iXL Ventures PHC, Inc. may utilize the 10 million shares of ProAct common stock to settle the note upon maturity or upon ProAct calling the note prior to maturity. Also, ProAct, at its option, may at any time (i) exchange the note for the pledged collateral or (ii) purchase the pledged collateral for $20 million. The carrying value of the note is adjusted quarterly for changes in the fair value of the affiliate's common stock because the terms of the note enable the affiliate to exchange the note for the pledged collateral.

     Additionally, in conjunction with the issuance of the secured convertible note, iXL Ventures, L.P. issued to the affiliate call rights to purchase up to 10 million shares of ProAct common stock owned by iXL Ventures, L.P. at a purchase price of $3.00 per share. The affiliate may exercise the call rights at any time for all or a portion of the call shares provided that the minimum amount of call shares purchased at any time is 500,000. The call rights expire on January 7, 2004.

     The Company allocated the proceeds received from the debt issuance between the note and the call rights based on their relative fair market values at the date of issuance. The portion allocated to the call rights resulted in a corresponding discount on the note and will be recognized as additional interest expense over the term of the note. As a result, the effective rate of interest on the note was approximately 20% at December 31, 2000. The note is recorded in long-term debt at its discounted value plus accrued interest, together with the call rights that are recorded at their fair value. We are required to reflect the call rights at their fair value while they are outstanding with any resulting changes in the fair value being recorded as income or expense. The Company uses the Black-Scholes option-pricing model to determine the fair value of the call rights. During the year ended December 31, 2001, the Company adjusted the value of notes payable, and associated instruments by approximately $13.3 million which is reflected in Interest income on the accompanying statement of operations for the year ended December 31, 2001.

10. AGREEMENT WITH HPS AMERICA, INC.

     On December 28, 2000, the Company entered into a stock purchase agreement with HPS under which HPS purchased one million shares of the Company's common stock at $3.00 per share, the fair value of the Company's common stock on that date. HPS paid $1.5 million upon execution of the agreement. The remaining $1.5 million was due on August 31, 2001 and was recorded as subscription receivable in stockholders' equity. The Company agreed to subcontract $65 million of services to HPS over a three-year period.

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In October 2001, the agreement was amended to remove any and all of the minimum business volume described above and the Company agreed to forgive the final payment of $1.5 million. Accordingly, the Company recorded an expense totaling $1.5 million which is presented in Stock based compensation and other on the accompanying statement of operations for the year ended December 31, 2001.

11. STOCKHOLDERS' EQUITY

     In January 1999, the Company issued 22,825 shares of class A preferred stock for approximately $22,718. A portion of the proceeds from the sale was used to repay approximately $9,430 of borrowings outstanding under the revolving line of credit portion of our credit facility.

     On June 8, 1999, the Company completed its initial public offering and received net proceeds of approximately $61,700 from the sale of 6,000,000 shares of common stock. Also, on June 8, 1999, the Company sold 2,000,000 shares of common stock for $23,500 in a private placement. On June 14, 1999, the underwriters exercised their over-allotment option resulting in the sale of 900,000 additional shares of common stock for net proceeds of approximately $10,000.

     Upon the closing of the Company's initial public offering, all outstanding shares of (i) class A, class B and class C convertible preferred stock and class D non-voting preferred stock and (ii) class A and class B common stock were reclassified as common stock. This reclassification precluded the automatic conversion feature of the class A, class B and class C convertible preferred stock.

     As a result of the reclassification, the class B, class C, and class D mandatorily redeemable preferred stockholders received, in the aggregate, 17,786,519 shares of common stock and class A convertible preferred stockholders received 20,011,600 shares of common stock.

     On November 24, 1999, the Company completed a secondary public offering and received net proceeds of approximately $68,600 from the sale of 2,000,000 shares of common stock. On December 14, 1999, the underwriters exercised their over-allotment option resulting in the sale of 50,000 additional shares of common stock for net proceeds of approximately $1,800.

     On December 28, 2000, the Company issued shares to HPS as discussed in Note 12.

     On March 30, 2001 pursuant to an agreement in principle reached March 26, 2001, the Company sold 15,875,000 shares of restricted common stock of the Company, at an amount which approximated the fair value of the shares, through its principal shareholder, for net proceeds of approximately $15,874.

     During 2001, certain employees elected to purchase $1,021,429 shares of restricted common stock at a price per share which approximated the fair value of the shares on the date purchased.

     As of December 31, 2001 and 2000, the Company's capital stock consisted of $.0001 and $.01 par value, respectively, common stock and $.0.0001 and $.01 par value, respectively, preferred stock. The Company had 10,000,000 and 5,000,000 authorized preferred shares at December 31, 2001 and 2000, respectively. No preferred shares were outstanding at either date. The Statement of Stockholders Equity and Comprehensive Loss has been retroactively restated to incorporate the change in par value in connection with the formation of Scient, Inc.

  Warrants

     During the year ended December 31, 2001 the Company issued 270,000 (exercise price of $1.40), 125,000 (exercise price of $1.00), and 200,000 (exercise price of $1.40) warrants to three vendors in exchange for various services. All warrants are fully vested and are exercisable on various dates commencing April 5,

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2003. The fair value of the warrants, measured at the earlier of the date on which the recipient completed performance or the date on which a performance commitment was reached, using the Black-Scholes option pricing model, totaled $187,000 and is included in selling, general and administrative on the accompanying statement of operations.

     As more fully described in Note 17, in 1999 the Company granted warrants to purchase 2,500,000 shares of common stock to a related party.

12. MANDATORILY REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY

     In November 1998, ProAct sold 13,333,334 shares of the mandatorily redeemable ProAct series A convertible preferred stock for net proceeds of $9,839. As more fully described in the Note 17, in April 1999, the Company and ProAct entered into several agreements with a related party. In one of the agreements, the related party purchased 16,190,475 shares of the mandatorily redeemable ProAct Series B convertible preferred stock with a face value of $50,000. Warrants to purchase Scient common stock were issued to the related party in conjunction with these agreements. The fair value of the warrants using the Black-Scholes option-pricing model and $11,200 of the value of these warrants was allocated to the purchase of the mandatorily redeemable ProAct Series B convertible preferred stock. As such, we recorded this $11,200 as a reduction of mandatorily redeemable preferred stock of subsidiary and an increase in APIC. This amount was being accreted ratably over the redemption period to increase the carrying value of the mandatorily redeemable ProAct series B convertible preferred stock to its redemption value of $50,000. ProAct received net proceeds of approximately $49,300 from the sale of the mandatorily redeemable ProAct series B convertible preferred stock. The amount charged to APIC related to the accretion of the mandatorily redeemable ProAct series B convertible preferred stock was $1,054 for the year ended December 31, 1999.

13. STOCK-BASED COMPENSATION

     Prior to the merger, the predecessor entities had several equity-based compensation programs. In connection with the business combination with Scient
Corporation:

     - all Scient Corporation equity based compensation plans, and the underlying outstanding options, vested and were immediately thereafter forfeited, to the extent not exercised in accordance with the respective provisions of the previously existing plans. No replacement options were issued in connection with the business combination.

     With respect to iXL employees (the accounting acquirer), options granted pursuant to the acquiror's plans vested upon consummation of the business combination, if such acceleration of vesting was prescribed by the associated plan. All of such options outstanding under the iXL equity based compensation plans were exchanged for an equal number of options under the newly created 2001 Scient, Inc. Equity Incentive Plan without change to any material terms and conditions.

     Pursuant to the 2001 Scient, Inc. Equity Incentive Plan, the Company can issue stock options to officers, employees or non-employees with the approval of the Board of Directors. Options granted pursuant to the plan vest over a period of four to five years, generally in 25% increments each year over a period of four years, during which time the option holder must continue to be an employee of the Company. Options outstanding under the stock option plan generally have a term of ten years. The stock option plan authorizes the granting of up to an aggregate maximum of 48,000,000 shares of which 41,739,953, including those options exchanged in the business combination, are outstanding at December 31, 2001.

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     A summary of stock options outstanding is as follows:

                                                      DECEMBER 31,
                         -----------------------------------------------------------------------
                                  2001                     2000                    1999
                         ----------------------   ----------------------   ---------------------
                                       WEIGHTED                 WEIGHTED                WEIGHTED
                                       AVERAGE                  AVERAGE                 AVERAGE
                                       EXERCISE                 EXERCISE                EXERCISE
                           OPTIONS      PRICE       OPTIONS      PRICE      OPTIONS      PRICE
                         -----------   --------   -----------   --------   ----------   --------
Outstanding at
  beginning of Year....   31,336,074    $10.15     28,862,536    $11.50    18,226,112    $ 5.89
Granted................   33,746,815    $ 0.45     17,817,702    $11.15    15,155,523    $17.78
Exercised..............     (169,409)   $ 0.59     (4,354,466)   $ 5.77      (930,080)   $ 3.02
Forfeited..............  (23,173,527)   $ 9.62    (10,989,698)   $17.06    (3,589,019)   $11.17
                         -----------    ------    -----------    ------    ----------    ------
Outstanding at the end
  of Year..............   41,739,953    $ 2.64     31,336,074    $10.15    28,862,536    $11.50
                         ===========    ======    ===========    ======    ==========    ======
Options exercisable at
  end of Year..........   12,234,011    $ 5.40     13,165,450    $ 9.20    11,223,327    $ 5.51

     The following table presents the weighted average fair value of options granted during the periods:

                                                                 2000                  1999
                                          2001            -------------------   -------------------
                                 ----------------------              WEIGHTED              WEIGHTED
                                 WEIGHTED    WEIGHTED     WEIGHTED   AVERAGE    WEIGHTED   AVERAGE
                                 AVERAGE      AVERAGE     AVERAGE      FAIR     AVERAGE      FAIR
                                 EXERCISE   FAIR MARKET   EXERCISE    MARKET    EXERCISE    MARKET
OPTION GRANTED DURING THE YEAR    PRICE        VALUE       PRICE      VALUE      PRICE      VALUE
------------------------------   --------   -----------   --------   --------   --------   --------
Option price > fair market
  value                           $1.14        $0.56       $ 2.00     $ 0.84     $14.33     $ 5.76
Option price = fair market
  value                           $0.42        $0.42       $16.61     $13.50     $25.72     $16.99
Option price < fair market
  value                           $1.00        $1.25       $15.21     $29.98     $10.85     $ 5.86

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                            ------------------------------------------   -------------------------------
                               NUMBER                                       NUMBER
                            OUTSTANDING        WEIGHTED       WEIGHTED   OUTSTANDING        WEIGHTED
                                 AT            AVERAGE        AVERAGE         AT            AVERAGE
                            DECEMBER 31,      REMAINING       EXERCISE   DECEMBER 31,      REMAINING
RANGE OF EXERCISE PRICES        2001       CONTRACTUAL LIFE   PRICE $        2001       CONTRACTUAL LIFE
------------------------    ------------   ----------------   --------   ------------   ----------------
$ 0.01 -- $ 0.01                    147          6.1           $ 0.01           147          $ 0.01
$ 0.11 -- $ 0.12                 17,914          2.8           $ 0.11        17,914          $ 0.11
$ 0.26 -- $ 0.37             26,535,493          8.9           $ 0.31     2,950,463          $ 0.31
$ 0.56 -- $ 0.75                  3,754          3.2           $ 0.71         3,754          $ 0.71
$ 0.84 -- $ 1.25              5,139,204          8.5           $ 1.01     2,318,585          $ 1.00
$ 1.28 -- $ 1.88                331,705          9.0           $ 1.32        39,845          $ 1.42
$ 2.00 -- $ 3.00              4,764,072          6.6           $ 2.17     3,437,591          $ 2.18
$ 3.19 -- $ 4.75                416,375          5.5           $ 3.99       389,161          $ 3.99
$ 4.84 -- $ 7.19                240,381          5.7           $ 5.24       212,866          $ 5.18
$ 8.00 -- $10.63                777,859          6.2           $ 9.96       632,324          $ 9.97
$12.56 -- $18.50              1,735,921          6.6           $15.28     1,113,704          $15.30
$20.00 -- $29.25              1,193,208          7.0           $22.82       840,063          $22.82
$30.75 -- $43.88                457,165          7.5           $33.63       222,725          $33.31
$46.75 -- $54.50                126,755          7.4           $48.39        54,869          $48.34
                             ----------                                   ---------
$ 0.01 -- $54.50             41,739,953          8.3           $ 2.64    12,234,011          $ 5.40
                             ==========                                   =========

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company applies APB 25 and related interpretations in accounting for the stock option plans and the stock purchase plan. During the years ended December 31, 2001, 2000, and 1999 we recognized compensation expense of $490, $4,138, and $4,920 respectively for stock options issued to employees and non-employees. Stock options issued or assumed in connection with acquisitions are accounted for as additional purchase price for the acquired businesses.

     If we had determined compensation expense for the Company's stock option plans and employee stock purchase plan under the provisions of FAS 123 based on the fair value at the grant date, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     ---------   ---------   --------
Net loss available to common shareholders:
  As reported......................................  $(164,167)  $(352,465)  $(91,179)
  Pro forma........................................   (178,688)   (390,859)  (107,289)
Basic and diluted net loss per common share:
  As reported......................................  $   (1.55)  $   (4.73)  $  (2.08)
  Pro forma........................................      (1.69)      (5.24)     (2.45)

     We estimated the fair value of the options granted under the stock option plans on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the 2001, 2002, and 1999 periods, respectively: dividend yield of 0% for all periods; expected volatility of 103%, 125%, and 85% risk free interest rate of 3.59%, 5.88%, and 5.75% expected life of four years for all periods.

14. EMPLOYEE BENEFIT PLANS

     Employees of the Company can elect to participate in the Scient Savings Plan which is intended to be qualified and exempt from tax under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan after one month of service and can elect to invest 1% to 20% of their pre-tax earnings. All employee contributions are fully vested. The Company is not required, but may at its discretion make contributions to the 401(k) plan. In 2001, the Company did not contribute to the 401(k) plan for the 2000 plan year. The Company has not made any other discretionary contributions.

     In February 2000, the Board of Directors of iXL adopted the 2000 Employee Stock Purchase Plan. Under this plan, we were authorized to issue up to an aggregate maximum of 1,500,000 shares of common stock to domestic employees, nearly all of whom were eligible to participate. Subject to certain limitations, employees could elect every three months to have from two to ten percent of their salary and bonus withheld to purchase shares of our common stock. The purchase price of iXL's common stock under the plan was 85 percent of the lower of its beginning-of-period or end-of-period market price. During the years ended December 31, 2001 and 2000, employees purchased 753,881 and 375,674 shares of common stock through the stock purchase plan. This plan was terminated concurrent with the business combination with Scient Corporation.

     During 2000, both of the predecessor entities sponsored "side-by-side-funds" allowing certain qualified investors to voluntarily participate in investment opportunities and share in the value created in the Company's clients and value derived from the Company's relationships with the investment community. The Company's management did not participate in the day-to-day management of the fund, had limited participation in the portfolio management process, and the Company was not responsible for any of the expenses incurred by the fund. Participation in the fund was strictly voluntary, with all risks and rewards absorbed by the individual

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

participants, and no transactions were administered or processed by the Company. During 2001, as a result of limited participation, limited investment opportunities, and the overall macroeconomic climate, the funds were terminated. In connection with the termination, the Company purchased certain assets from the funds for approximately $200,000, which have a net book value of zero at December 31, 2001.

15. INCOME TAXES

     In 2000, we made a current provision for state income taxes of $600. We did not record federal or state income taxes in 2001 or 1999.

     Actual income taxes differ from the expected income tax benefit calculated by applying the federal statutory rate of 34% to our loss before income taxes as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Expected income tax benefit at the domestic federal
  statutory rate of 34%..............................  $ 55,817   $119,634   $ 23,872
State income taxes...................................     6,501     13,934      2,780
Nondeductible amortization...........................   (13,221)   (46,778)    (3,666)
Equity in net losses of affiliates...................        --    (14,873)        --
Change in valuation allowance, including effect of
  acquisition........................................   (45,969)   (72,511)   (22,892)
Other................................................    (3,128)       594        (94)
                                                       --------   --------   --------
                                                       $     --   $     --   $     --
                                                       ========   ========   ========

     Significant components of our deferred tax assets and liabilities are as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Deferred tax assets:
Allowance for doubtful accounts.............................  $  10,057   $   7,826
Equity in net losses of affiliates..........................      6,686       9,417
Net operating loss carryforward.............................    148,961      77,977
Restructuring obligations...................................     72,962      16,201
Other.......................................................     15,709       6,831
Valuation allowance.........................................   (248,999)   (118,093)
                                                              ---------   ---------
                                                                  5,376         159
                                                              ---------   ---------
Deferred tax liabilities:
Unrealized gain on marketable securities....................        159         159
Adjustment of value of note payable.........................      5,217          --
                                                              ---------   ---------
                                                                  5,376         159
                                                              ---------   ---------
Net deferred tax asset......................................  $      --   $      --
                                                              =========   =========

     As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $392 million, including foreign losses of approximately $52.5 million. The Company's net operating loss carryforwards expire in varying amounts between 2001 and 2021. Of the

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Company's net operating loss carryforwards, $91 million relates to tax deductions from exercised stock options and warrants, which will be tax-effected and reflected as additional paid-in-capital when realized.

     In addition, the amounts of, and the benefits from, net operating loss carryforwards may be impaired or limited in certain circumstances. The Company experienced ownership changes as defined under Section 382 of the Internal Revenue Code. As such, the Company's ability to use its NOL carryforward to offset taxable income in the future may be significantly limited. As of December 31, 2001, a valuation allowance has been established against the deferred tax assets which the Company does not believe are more likely than not to be realized.

16. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases certain operating facilities and equipment under non-cancelable agreements expiring through 2015. Some of which require the Company to pay operating costs including property taxes, insurance and maintenance. These facility leases generally contain renewal options and some contain escalation provisions that increase the lease payments in future periods. The Company records rent expense on a straight-line basis over the term of the lease.

     As of December 31, 2001 the approximate aggregate future minimum lease payments for noncancelable operating leases are:

                                                               TOTAL COMMITMENTS
                                                               -----------------
2002........................................................        $14,191
2003........................................................         12,165
2004........................................................         11,051
2005........................................................          8,954
2006........................................................          6,089
Thereafter..................................................          9,214

     Rent expense charged to operations was approximately $15,781, $18,499, and $8,125 for the years ended December 31, 2001, 2000, and 1999, respectively, net of sublease rental income of approximately $7,211 in 2001.

     In addition to operating lease commitments, the Company has commitments under capital leases totaling $2.9 million in 2002 and $8.1 million in 2003.

     Included in the commitments summarized above are aggregate contractual obligations of $30,710 pertaining to offices that have been vacated, or definitive action has been taken to vacate, in conjunction with our restructuring actions. The associated obligations regarding these properties, net of probable sublease income, are presented within the restructuring and severance obligation on the consolidated balance sheet as of December 31, 2001. Excluded from the commitments summarized above are contractual obligations pertaining to facilities for which the Company has formally settled outstanding obligations and such obligations were paid subsequent to December 31, 2001. (See
Note 19)

  Legal Proceedings

     On or about September 8, 2000, the first in a series of shareholder class action complaints was filed against iXL Enterprises, Inc. and certain of its present and former directors and officers in the United States District Court for the Northern District of Georgia. Those cases were consolidated by Order dated January 23,

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2001, and a consolidated amended class action complaint (Case No. 1:00-CV-2347-CC) was filed on March 27, 2001, naming only iXL Enterprises as a defendant, on behalf of a putative class of all those who purchased or otherwise acquired securities of iXL Enterprises between November 30, 1999 and September 1, 2000. The amended complaint seeks damages based on general allegations of false and misleading press releases and SEC filings concerning iXL Enterprises' business prospects and financial statements. The amended complaint asserted claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. By Order dated February 27, 2002, the Court granted iXL Enterprises' motion to dismiss the case with prejudice.

     A related complaint was filed in Redwing Ltd. v. iXL Enterprises, Inc., et al. (Case No. 1:00-CV-2979-CC) in the United States District Court for the Northern District of Georgia against iXL and certain of its present and former directors and officers. The Redwing complaint alleges causes of action under Sections 10(b), 18, and 20, and Rule 10b-5 of the Securities Exchange Act of 1934, Sections 12 and 15 of the Securities Act of 1933, the Georgia Blue Sky laws, as well as common law claims for breach of contract and negligent misrepresentation. By Order dated August 31, 2001, the Court granted the Defendants' motion to dismiss the Redwing complaint on venue grounds and entered judgment for the Defendants. On September 7, 2001, the Plaintiff appealed the judgment to the United States Court of Appeals for the Eleventh Circuit, which affirmed the dismissal on February 4, 2002.

     A second related complaint was filed in Next Century Communications Corporation v. U. Bertram Ellis (Case No. 1:01-CV-0755-TWT) in the United States District Court for the Northern District of Georgia. The Next Century complaint alleges fraud, negligent misrepresentation and breach of fiduciary duty. By Order dated October 17, 2001, the Court granted Defendant's motion to dismiss for failure to state a claim. The Court allowed Plaintiffs an opportunity to submit a proposed amended complaint to attempt to cure the deficiencies in pleading, and on November 14, 2001, the Plaintiffs submitted a proposed amended complaint, which Defendant has moved to dismiss based on a failure to state a claim.

     On or about October 24, 2001, a putative class action was filed in Turner
v. iXL Enterprises, Inc., et al. (Case No. 01 CV 9417) in the United States District Court for the Southern District of New York, against iXL, Merrill Lynch Pierce Fenner & Smith, FleetBoston Robertson Stephens, Bear Stearns & Co., Morgan Stanley & Co., U. Bertram Ellis, Jr., and M. Wayne Boylston. The complaint was purportedly filed on behalf of all persons and entities who acquired shares of iXL Enterprises' stock between June 2, 1999 and December 6, 2000. The complaint seeks damages based on general allegations of false and misleading statements in the prospectus and registration statement for iXL Enterprises' initial public offering related to the fees and commissions charged by the underwriters. The complaint asserts claims under Section 11 of the Securities Act of 1933 against iXL Enterprises and Messrs. Ellis and Boylston and under Section 15 of the Securities Act against Messrs. Ellis and Boylston.

     We believe we have meritorious defenses to the allegations in the cases listed above and intend to defend these cases vigorously. In light of the nature of the litigation process, there can be no assurance that we will not be motivated to consider reasonable settlement opportunities or suffer an adverse result, either of which could have a material adverse impact on the Company.

     From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business. The Company has also received notices or claims from certain third parties for disputed and unpaid accounts payable. The Company intends to defend such allegations as appropriate. In addition, the Company believes that it has appropriately accounted for the amount of any probable liability that may arise out of these matters, and management believes that these matters will be resolved without a material effect on the Company's financial position or results of operations.

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17. RELATED PARTY TRANSACTIONS

     In January 1997, the Company entered into an agreement to lease office space for eleven years from an entity in which our vice chairman is a limited partner. The Company made rent payments, which approximate the estimated fair value for such services, of approximately $1.0 million in 2001, 2000 and 1999 under this office lease agreement.

     The Company recognized revenue in 2001, 2000, and 1999 from providing services to some of its investors, and entities related to its investors, of $3,945, $31,644, and $30,005, respectively, which approximates the estimated fair value for such services.

     A member of the Company's Board of Directors was also the Chief Executive Officer of one of our customers through 2000. In 2001, 2000, and 1999 the Company recognized revenue, which approximates the estimated fair value for such services, of approximately $3,331, $1,177 and $3,311, respectively, from this customer or its predecessor companies.

     As of December 31, 2001 and 2000, amounts due from a single related party comprised approximately $80 and $4,501 of accounts receivable. Amounts relating to contracts with the same related party comprised approximately $707 of unbilled revenue as of December 31, 2000.

     In April 1999, the Company entered into several agreements with affiliates of a related party whereby:

     (1) the related party purchased 16,190,475 shares of ProAct series B mandatorily redeemable convertible preferred stock, which at that time represented 12.5% of ProAct, on an as-converted basis, for a purchase price of approximately $50,000;

     (2) the related party entered into an agreement to purchase $20,000 of services from the Company and in exchange for entering into such agreement the Company would grant the related party warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $15 per share;

     (3) the related party purchased 2,000,000 shares of the Company's common stock at a price per share equal to the initial public offering price in a private placement that was concurrent with the initial public offering; and

     (4) the Company granted to the related party warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price equal to the initial public offering price in consideration for the related party
         (a) implementing a mutually acceptable marketing campaign to advertise its relationships with the Company and ProAct, and (b) entering into an agreement to use reasonable efforts to provide access to ProAct's platform to employees of its affiliate.

     All the warrants issued in connection with the April 1999 transactions referred to above were 100% vested on the date of grant, nonforfeitable and are exercisable after one year subsequent to the date of grant. The fair value of the warrants to purchase 1,000,000 shares of common stock issued in connection with the $20,000 service agreement was $4,800. During 1999, the related charges were recorded as a reduction of revenue as the services were provided. We calculated the fair value of the warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%; expected volatility 85%; risk free interest rate 5%; life of warrants is three years; fair market value of underlying Scient common stock on date of grant was $10.00.

     The fair value of the warrants to purchase 1,500,000 shares of common stock was $12,600. We calculated the fair value of the warrants using the Black Scholes option-pricing model with the following assumptions: dividend yield 0%; expected volatility 85%; risk free interest rate 5%; life of warrant is five years; fair market

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

value of underlying Scient common stock on date of grant was $12.00 (based on the initial public offering price); exercise price of warrants was $12.00.

     The fair value of these warrants to purchase 1,500,000 shares of the Company's common stock was allocated and recorded as follows:

     - $200 to the agreement to provide access to ProAct's platform to employees of its affiliate. Such amount was recorded as expense in 1999.

     - $1,200 to the agreement to provide marketing services to Scient and ProAct. Such amount was expensed as the marketing services were received. The amount charged to expense during 1999 and 2000 was $820 and $380, respectively.

     - the remaining $11,200 of value of the warrants was recorded as a reduction of mandatorily redeemable preferred stock of subsidiary and an increase in additional paid-in capital. This amount was being accreted ratably over the redemption period to increase the carrying value of the ProAct series B convertible preferred stock to its redemption value of $50,000. We obtained an independent valuation of the ProAct business for the purpose of allocating the value of the warrants to the investment in ProAct.

     In February 2001, the Board of Directors, granted to the newly appointed Chief Executive Officer options to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share, when then fair value of the underlying common stock was $1.25. The intrinsic value, $250 is reflected as deferred compensation and is being amortized over the vesting period. Concurrently, the Company loaned this individual $1.5 million for the purpose of purchasing shares of the Company's common stock. This loan is evidenced by a pledge and security agreement, is full recourse to the individual, and has a stated interest rate of 9% per annum. The individual purchase 1.5 million shares of common stock at $1.00 per share, which equaled the fair value on the date such shares were purchased. The four year loan is due and payable on January 9, 2005, however the individual has agreed to prepay loan with net after tax proceeds of any annual bonus in excess of $500,000, plus the net after tax proceeds from the sale of any shares acquired from the stock purchased or from the sale of exercised stock options. During 2001, the Chief Executive Officer repaid $500,000 of the loan.

18. SEGMENT REPORTING

  Geographic Information

     Estimated results of international operations primarily include the results of operations generated or managed out of London, England. The results are estimated due to the Company global accounts and being managed as one segment with no specific management focus servicing on geographic boundaries. In addition, there is no hedging activities against the volatility or potential volatility of the foreign exchange market.

     The estimated international results translated to United States dollars are as follow:

                                                   REVENUES         LONG-LIVED ASSETS
                                              -------------------   ------------------
                                                2001       2000      2001       2000
                                              --------   --------   -------   --------
United States...............................  $ 90,955   $324,786   $51,950   $105,589
International...............................    21,357     34,582     6,246     12,061
                                              --------   --------   -------   --------
          Total.............................  $112,312   $359,336   $58,196   $117,650
                                              ========   ========   =======   ========

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

19. SUBSEQUENT EVENTS

     The Company's credit facility with a financial institution supporting letters of credit for property obligations will expire on April 19, 2002. It is the Company's intent to collateralize remaining security deposits either with a new financial institution, or directly with landlords.

     On April 12, 2002, the Company established an account receivable credit facility with a financial institution. Under terms of the facility, the Company may borrow up to $5 million dependent upon the level of eligible domestic accounts receivable. Accordingly, this facility only gives the Company earlier access to the amounts owed to us by our clients, and does not provide access to cash in addition to our revenues. In connection with obtaining this facility, the Company has agreed to issue warrants to purchase approximately 1.9 million shares of the Company's common stock at an exercise price of $0.10.

     During the three month period ended March 31, 2002, the Company executed lease termination agreements for excess leased space in London, New York and San Francisco, among other, locations. The final settlement amounts, totaling $28,300 which approximates the estimated liability included in restructuring obligations, were principally settled using funds which are presented as restricted cash on the accompanying balance sheet as of December 31, 2001.

     On March 18, 2002 the Company secured a term loan facility with a financial institution that provides for borrowings of up to $9.4 million dependent on guarantees provided by and collateral pledged by members of Board of Directors and a significant stockholder with Board of Directors' representation. The loan is repayable in March 2004. The Company's ability to borrow under this facility can be impaired by certain events or conditions affecting the guarantors or the collateral.

     Due to the recent downturn for eServices consultants, the bid price for the Company's common stock has declined substantially. On February 14, 2002 the Company received a notice from Nasdaq National Market that the Company's common stock had failed to maintain the requisite minimum bid price over a specified period as required for continued listing on NASDAQ; the Company was provided 90 calendar days to regain compliance with this requirement or be delisted from trading. Upon such a loss of eligibility, it is likely that trading activity in our common stock would decline substantially, which would probably further depress the trading price.

                         SCIENT, INC. AND SUBSIDIARIES

                           DECEMBER 31, 2001 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

20. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                FOR THE QUARTER ENDED
                                                    ----------------------------------------------
                                                    3/31/2000   6/30/2000   9/30/2000   12/31/2000
                                                    ---------   ---------   ---------   ----------
Revenue...........................................  $101,295    $118,423    $ 87,288    $  52,330
Operating Expenses................................   112,774     125,830     148,879      110,079
Impairment Charges on Intangible Assets...........        --          --          --       97,402
Restructuring and severance charges...............        --          --      16,222       60,366
Loss from Operations..............................    11,479      (7,407)    (77,813)    (215,517)
                                                    --------    --------    --------    ---------
Other income/(expense)............................    (9,147)    (20,544)    (10,259)         301
                                                    --------    --------    --------    ---------
Loss before income taxes..........................   (20,626)    (27,951)    (88,072)    (215,216)
Income Tax Expense................................        --         600          --           --
                                                    --------    --------    --------    ---------
Net Loss..........................................   (20,626)    (28,551)    (88,072)    (215,216)
                                                    ========    ========    ========    =========
Net Loss per share................................  $  (0.29)   $  (0.38)   $  (1.16)   $   (2.83)
Weighted average common shares....................    71,877      74,801      75,701       75,992

                                                                FOR THE QUARTER ENDED
                                                    ----------------------------------------------
                                                    3/31/2001   6/30/2001   9/30/2001   12/31/2001
                                                    ---------   ---------   ---------   ----------
Revenue...........................................  $ 40,694    $ 32,737    $ 21,066    $  17,815
Operating Expenses................................    69,903      54,098      43,544       39,973
Impairment Charges on Intangible Assets...........        --      12,746       4,484        4,630
Restructuring and severance charges...............        --      24,880      17,853       16,979
                                                    --------    --------    --------    ---------
Loss from Operations..............................   (29,209)    (58,987)    (44,815)     (43,767)
Other income/(expense)............................      (592)      7,027        (385)       6,561
                                                    --------    --------    --------    ---------
Loss before income taxes..........................   (29,801)    (51,960)    (45,200)     (37,206)
Income Tax Expense................................        --          --          --           --
                                                    --------    --------    --------    ---------
Net Loss..........................................   (29,801)    (51,960)    (45,200)     (37,206)
                                                    ========    ========    ========    =========
Net Loss per share................................  $  (0.38)   $  (0.54)   $  (0.47)   $   (0.35)
Weighted average common shares....................    78,724      95,541      96,777      105,721

                                                                      SCHEDULE I

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                      BALANCE AT   CHARGES TO        DEDUCTIONS                   BALANCE AT
                                      BEGINNING    COSTS AND            AND                          END
DESCRIPTION                           OF PERIOD     EXPENSES    RECLASSIFICATIONS(1)   OTHER(2)   OF PERIOD
-----------                           ----------   ----------   --------------------   --------   ----------
Allowance for doubtful accounts for
  the years ended December 31,
  2001..............................   $21,339      $ 4,387           $(21,916)        $22,684     $26,494
  2000..............................     4,021       25,260             (7,942)             --      21,339
  1999..............................       796        5,111             (1,886)             --       4,021

---------------

(1) Amounts represent write-offs.
(2) Amounts represent the allowance for doubtful accounts for the companies acquired during the respective periods.