Form 10-Q
period 2002-03-31
SCIENT INC
filed 2002-05-16
CIK 1158019

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File No. 333-68402

Scient, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	58-2643480

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

79 Fifth Avenue, New York, New York	10003

(Address of principal executive offices)	(Zip Code)

(212) 500-4900
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes.    ☐   No.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at May 8, 2002

Common Stock, $.0001 par value	188,991,413

SCIENT, INC.

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCIENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2002	December 31, 2001

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,184	$20,913
Restricted cash	4,642	41,225
Accounts receivable, net of allowance for doubtful accounts of $26,216 and $26,494 at March 31, 2002 and December 31, 2001, respectively	15,653	14,514
Prepaid expenses and other current assets	2,588	4,530

Total current assets	29,067	81,182
Property and equipment, net	17,396	20,372
Intangible assets, net	34,645	34,740
Other non-current assets	3,375	3,084

Total assets	$84,483	$139,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,341	$10,780
Restructuring and severance obligations	6,309	42,554
Accrued expenses and other current liabilities	18,158	28,044

Total current liabilities	33,808	81,378
Restructuring obligations long term	3,875	4,422
Note payable to affiliate	3,664	6,651
Term note	2,327	—
Other long-term liabilities	2,459	2,946

Total liabilities	46,133	95,397

Stockholders’ equity:
Common stock, par value of $.0001, 500,000,000 authorized; issued 189,493,829 and 189,493,829, respectively; outstanding 188,991,413 and 189,141,413, respectively	19	19
Additional paid in capital	702,101	702,101
Note receivable from stockholder	(1,821)	(1,821)
Deferred compensation	(396)	(471)
Accumulated deficit	(657,924)	(652,605)
Accumulated other comprehensive loss	(2,561)	(2,354)
Treasury stock at cost; 502,416 and 352,416 shares, respectively	(1,068)	(888)

Total stockholders’ equity	38,350	43,981

Total liabilities and stockholders’ equity	$84,483	$139,378

See accompanying notes to the condensed consolidated financial statements

SCIENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

Revenues	$21,752	$41,627
Professional services expenses	17,775	35,197
Selling, general and administrative expenses	9,023	26,373
Depreciation and amortization	2,726	4,935
Amortization of goodwill and intangibles	95	4,331

Loss from operations	(7,867)	(29,209)
Other income (expense)	25	(176)
Interest income, including a $2.8 million change in fair value of note payable to affiliate during the quarter ended March 31, 2002	2,907	587
Interest expense	(384)	(1,003)

Net loss	$(5,319)	$(29,801)

Basic and diluted net loss per common share	$(.03)	$(0.38)

Basic and diluted weighted average common shares outstanding	189,285	78,724

See accompanying notes to the condensed consolidated financial statements

SCIENT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,319)	$(29,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,821	9,266
Provision for doubtful accounts	—	3,899
Accretion of discount on long-term debt	299	475
Abandonment of leasehold improvements and equipment	—	894
Stock-based compensation and other expenses	75	201
Adjustment of value of note payable to affiliate	(2,767)	—
Changes in assets and liabilities,
Accounts receivable	(1,139)	10,367
Prepaid expenses and other assets	1,911	9,516
Accounts payable, accrued expenses and other short term liabilities	(11,325)	(17,069)
Restructuring and severance obligations	(36,792)	(8,056)
Other long term liabilities	(38)	—

Net cash used in operating activities	(52,274)	(20,308)

Cash flows from investing activities:
Purchases of property and equipment	—	(3,099)
Changes in Restricted Cash	36,583
Proceeds from sale of equipment	250	3,724

Net cash provided by investing activities	36,833	625

Cash flows from financing activities:
Principal payments under capital leases	(968)	(40)
Borrowings under term note, net of associated fees of $326	2,001	—
Repurchase of restricted stock	(180)	—
Proceeds from issuance of common stock	—	18,315
Receipt of notes receivable for common stock sold	—	(2,250)
Repayment of notes receivable for common stock sold	—	500

Net cash provided by financing activities	853	16,525

Effect of exchange rate changes on cash and cash equivalents	(141)	(156)

Net decrease in cash and cash equivalents	(14,729)	(3,314)
Cash and cash equivalents at beginning of period	20,913	48,595

Cash and cash equivalents at end of period	$6,184	$45,281

Non-cash investing and financing activities:
Unrealized loss on marketable securities	$(66)	$(220)

See accompanying notes to the condensed consolidated financial statements

SCIENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED March 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On November 7, 2001, iXL Enterprises, Inc. (“iXL”) and Scient Corporation (together the “predecessors”) combined to form Scient, Inc. (the “Company” or “Scient”), with trading of Scient common stock commencing on November 8, 2001. Each share of iXL common stock outstanding was converted into 1.00 share of Scient common stock, and each share of Scient Corporation common stock outstanding was converted into 1.24 shares of Scient common stock. Following the business combination the shareholders of the predecessors each controlled approximately 50% of the voting control of the combined entity. Concurrent with the consummation of the business combination, the Company commenced doing business as Scient. Certain references to “Scient” or the “Company” in these financial statements refer to the activities of the predecessors.

     Scient is a leading business and technology consultancy that helps companies utilize the power of emerging technologies and advanced business strategies to build stronger, more profitable relationships with their customers and business partners. Scient currently operates principally in 8 locations in the United States and London, England and has an affiliate location in Tokyo, Japan. The Company helps businesses identify how the Internet can be used to their competitive advantage and provides expertise in creative design and systems engineering to design, develop an deploy advanced Internet applications and solutions. The business of the combined entity “Scient” is the combined businesses conducted by the predecessor entities.

     This business combination of iXL and Scient Corporation was accounted for by iXL (the accounting acquiror), using the purchase method of accounting and, the results of operations are included in the consolidated financial statements from the date of acquisition (November 7, 2001 in the case Scient Corporation) and, as a result, certain financial information regarding Scient Corporation, or other acquired entities, prior to the respective business combinations, are not included in the consolidated financial statements. Certain reclassifications have been made to conform the separate presentations of the predecessors. indicative of what the results of operations would have been had the acquisition taken place at that date or of the future results of operations.

     During the years ended December 31, 2001 and 2000, each of the predecessor entities, and the Company subsequent to the aforementioned business combination, in response to continued unfavorable market conditions, implemented actions and restructuring programs to reduce their workforces, eliminate facilities and related obligations, and minimize operating cash expenditures while also normalizing the Company’s infrastructure as a result of the combination.

     As a result of these actions, during the years ended December 31, 2001 and 2000, the Company incurred significant restructuring and severance charges. Also as a result of these actions, coupled with historical, current and projected cash flow losses, the Company evaluated the recoverability of certain long lived tangible assets and acquired intangible assets, by comparison of the carrying value relative to future cash flows which resulted in the recording of non-cash impairment related charges during the years ended December 31, 2001 and 2000.

BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries from the date of acquisition through the date of disposition, if applicable. All significant intercompany transactions and balances have been eliminated in consolidation. Investments in less than majority owned entities over which the Company has significant influence are accounted for using the equity method.

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Annual Report on Form 10-K”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Scient’s financial condition as of March 31, 2002, the results of its operations for the three months ended March 31, 2002 and March 31, 2001 and its cash flows for the three months ended March 31, 2002 and March 31, 2001. Certain items in the prior year financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2002.

PRO-FORMA FINANCIAL INFORMATION (UNAUDITED)

     The following unaudited pro-forma information is presented as if the Company had completed the combination of Scient and iXL as of January 1, 2001 and included amortization of related intangible assets resulting from the acquisition. The unaudited pro forma information is not necessarily indicative of what the results of operations would have been had the acquisitions taken place at that date or of the future results of operations.

	Quarter ended March 31

	2002	2001

Revenues	$21,752	$76,157
Net Loss	$5,319	$120,109
Pro-Forma net loss per common share	$(.03)	$(.71)
Pro forma weighted average common shares outstanding	189,285	170,089

REVENUE RECOGNITION

     Revenues are recognized for fixed price arrangements in the period services are rendered using the percentage-of-completion method, based on the percentage of costs incurred to date to total estimated project costs, provided the Company has the ability to produce reasonably dependable estimates, collection of the resulting receivable is probable, and no significant obligations remain. The cumulative impact of any revision in estimates of the cost to complete, and losses on projects in process, are reflected in the period in which they become known.

SCIENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
QUARTER ENDED March 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

     Revenues are recognized for time-and-materials based arrangements in the period when the underlying services are rendered, provided collection of the resulting receivable is probable and no significant obligations remain.

     The Company generally enters into short-term, project specific and cancelable contracts with its clients who are generally billed in the same period in which services are rendered. If services are rendered in advance of billings, the Company records and presents the related amounts as unbilled revenue. If amounts are received in advance of services being performed, the amounts are recorded and presented as deferred revenues.

     In November 2001, the Emerging Issues Task Force (“EITF”) concluded that reimbursements for out-of-pocket-expenses incurred should be included in revenue in the income statement and subsequently issued EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” in January 2002. The Company adopted EITF 01-14 on January 1, 2002 and has reclassified certain reimbursable expenses to comply with the guidance in this EITF for the quarters ended March 31, 2002 and 2001 of $689,000 and $933,000 respectively.

PROFESSIONAL SERVICE EXPENSES

     Professional service expenses consist primarily of compensation of billable employees, subcontractor costs, and other costs directly incurred in the delivery of services for clients. Billable employees are full time employees and subcontractors whose time is dedicated to providing services to clients.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Some of the significant estimates embedded in the consolidated financial statements for the periods presented concern the allowance for doubtful accounts, the estimates used in the percentage of completion method, the fair value of purchased intangible assets, and the estimated useful lives of certain long-lived assets, the estimated fair value of the Note payable, and certain estimated restructuring obligations.

RESTRICTED CASH

Restricted cash primarily represents cash deposits held with financial institutions principally to collateralize letters of credit issued by those institutions as security deposits pursuant to lease agreements for office space.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets primarily consist of the intangible assets acquired in connection with the business combination with Scient Corporation. The Company is in the process of finalizing its estimates of the fair values of tangible and intangible assets acquired and liabilities assumed in connection with recent business combinations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for the Company beginning in fiscal year 2002. This statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Under SFAS No. 142, goodwill will not be amortized. Instead, the statement requires that entities perform an initial impairment assessment upon adoption and then again on at least an annual basis or upon the occurrence of triggering events, if earlier, to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any.

The following table reflects the impact of statement 142 on net loss and loss per share as if the standard had been in effect for the three months ended March 31, 2001:

Three Months
Ended
March 31, 2002

Reported net loss	$(29,801)
Add back: amortization	4,331

Adjusted net loss	$(25,470)

Reported basic and diluted net loss per share	(.38)

Add back: amortization	.06

Adjusted basic and diluted net loss per share	$(.32)

In August 2001, the FASB issued SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicate that the entity may not be able to

SCIENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
QUARTER ENDED March 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

recover the asset’s carrying amount. The Company adopted SFAS No. 144 for the fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

The Company’s management performs on-going reviews of its investments in long-lived assets, primarily intangible assets and, based on quantitative and qualitative measures, assesses the need to record impairment losses when impairment indicators are present. Among other factors, when assessing evidence of impairment, management considers (i) the proximity of the date of investment to the date of evaluation, (ii) the current period and projected operating cash flows and earnings/losses, (iii) other than temporary declines in the value of the consideration provided. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the assets to the estimated future net cash flows expected to be generated by the assets or by a valuation appraisal. If the assets are considered impaired, a non-cash charge is recorded in an amount required to reduce the carrying amount of the assets to their fair value, as determined by either an appraisal and/or a discounted cash flow analysis. The Company’s monitoring process will continue on a prospective basis and the facts and circumstances surrounding the relevant impairment factors evaluated by management may change in subsequent periods given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

RESTRUCTURING EXPENSES

     The Company assesses the need to record restructuring charges in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and SAB No. 100, “Restructuring and Impairment Charges.” In accordance with this guidance, management must execute an exit plan that will result in the incurrence of costs that have no future economic benefit. Also under the terms of EITF No. 94-3 a liability for the restructuring charges is recognized in the period management approves the restructuring plan.

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

     The following securities were not included in the computation of diluted loss per share:

	MARCH 31,

SECURITY	2002	2001

Stock options	35,020,546	29,359,357
Warrants	3,095,000	3,125,000

CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to credit risks consist primarily of cash and cash equivalents, notes receivable, and trade accounts receivable. Cash and cash equivalents consist of deposits, money market funds, and investments in short term “AAA” rated debt instruments. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of the individual specific customers, historical trends, and other information.

     For the period ended March 31, 2002, which generally includes the operations of the post business combination entity, approximately 48.9% of our net revenues was derived from our top ten clients, and 4 of our clients comprised more than 25.7% of our net revenues.

2.   LIQUIDITY

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, the Company and its predecessors have suffered recurring losses from operations since inception and the Company has limited working capital that raise substantial doubt about its ability to continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company incurred net losses of $5.3 million and $29.8 million, for the quarters ended March 31, 2002 and 2001 respectively. In addition, the Company has an accumulated deficit of $657.9 million and $652.6 million at March 31, 2002 and December 31, 2001 respectively.

SCIENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
QUARTER ENDED March 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

     The Company’s future liquidity will depend on several factors including our ability to achieve our financial projections, borrow funds through debt financing, raise capital through sales of our equity, or sell certain assets.

     In the quarter ended March 31, 2002, the Company used $52.3 million in cash to fund our operations, of which $36.8 million was used to pay severance and restructuring obligations. At March 31, 2002, we had $6.2 million in cash. We also had a further $4.6 million of restricted cash principally collateralizing letters of credit issued by financial institutions as security deposits pursuant to lease agreements for office space. We believe that this restricted cash will be used to terminate excess real estate obligations, or continue to support security deposits with landlords for properties that we occupy in operating our business.

     Our beginning cash balance combined with currently projected operating cash generation in 2002 will not be sufficient to meet both the operating needs of the Company and the cash requirements of settling restructuring, severance and other obligations incurred in prior years or as of March 31, 2002. On March 18, 2002, the Company secured a term loan facility with a financial institution that provides for borrowings of up to $9.4 million dependent on guarantees and collateral pledged by members of its Board of Directors and a significant shareholder who is represented on the Board of Directors. The Company’s ability to borrow under this facility can be impaired by certain events or conditions affecting the guarantors or the collateral.

     On April 12, 2002, the Company established an accounts receivable credit facility with a financial institution. Under the terms of the facility, the Company may borrow up to $5.0 million dependent upon the level of eligible domestic accounts receivable. Accordingly, this facility only gives the Company earlier access to the amounts owed to us by our clients, and does not provide access to cash in addition to our revenues.

     We will need to raise additional funds if we fail to achieve our currently expected operating projections for 2002. We are evaluating raising additional funds through the sale of certain equity interests held by the Company, and/or through the issuance of equity or equity related securities. There is no guarantee that such assets can be sold for cash, or for an amount that may be required to meet the Company’s cash needs, or that additional financing may be available on acceptable terms. If this additional financing becomes necessary and is not available, the Company may not be able to continue as a going concern.

     On February 14, 2002 the Company received a notice from Nasdaq National Market that the Company’s common stock had failed to maintain the requisite minimum bid price over a specified period as required for continued listing on NASDAQ; the Company was provided 90 calendar days to regain compliance with this requirement or be delisted from trading. Upon such a loss of eligibility, it is likely that trading activity in our common stock would decline substantially which would probably further depress the trading price.

     The Company’s management is discussing strategies to raise the trading price of the Company’s common stock to meet the requisite minimum bid price over a specified period as required for continued listing on NASDAQ. Such strategies include a reverse stock split, the details of which are discussed in the Company’s Annual Proxy Statement, filed with the SEC on April 30, 2002. There is no guarantee that the Company’s management will be successful in raising the trading price of the Company’s common stock to meet the requisite minimum bid price over a specified period as required for continued listing on NASDAQ.

3.   RESTRUCTURING CHARGES AND SEVERANCE

     During the years ended December 31, 2001 and 2000, in response to continued unfavorable market conditions, the Company embarked on a review of all operations with the goal of formulating a course of action to minimize near term losses, expenditures and otherwise reduce cash outflows. As a result, the Company and its predecessors approved and implemented formal restructuring actions. Certain actions were consummated by Scient Corporation, prior to its business combination with iXL on November 7, 2001. Approximately $38,697 of restructuring obligations were assumed in the business combination.

     During 2000, the workforce of iXL was reduced by approximately 350 employees. In November 2000, the closing or sale of several offices and a reduction in workforce by approximately 850 additional employees was announced. Of these total reductions in

SCIENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
QUARTER ENDED March 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

workforce approximately 800 were professional services personnel, 300 were general and administrative personnel, and 100 were sales and marketing personnel. As a result of these actions, during the year ended December 31, 2000, a charge of approximately $76,588 was recorded.

     During 2001, the workforce of iXL and, subsequent to November 7, 2001, the workforce of the Company was reduced by approximately 1,316 additional employees. These reductions in workforce included professional services personnel, general and administrative personnel, and sales and marketing personnel. As a result of these actions, a charge of approximately $9,582 was recorded. Of the total 1,316 employees affected by the workforce reduction, substantially all of whom have been terminated as of March 31, 2002.

     In addition to workforce reductions, several offices were closed, primarily within the United States. The related restructuring charge includes either (i) lease payments (from the date of vacancy), net of probable and estimable, or contractual sublease payments on non-cancelable leases, or (ii) settlement amounts, if the opportunity to settle the obligation is probable and estimable.

     In addition to the workforce reductions described above and in connection with the Company’s facility closures, the Company determined that certain equipment, furniture and fixtures, and leasehold improvements were abandoned or otherwise available for sale. The associated loss was computed based on the amount by which the carrying value exceeded the estimated fair market value of the underlying assets. A significant portion of the assets impaired were recently acquired, or built in connection with capacity expansions in anticipation of future demand. The assets have either been abandoned, or are currently available for sale. Certain equipment was sold in the quarter ended March 31, 2002 and certain additional equipment will be auctioned, sold, or disposed during 2002.

     In addition to the formal restructuring plans described above, the Company terminated additional members of the workforce and incurred severance charges of approximately $6,161 during the year ended December 31, 2001, of which $3,821 had been paid as of March 31, 2002. The remaining obligation, totaling $2,340, was included in Restructuring and severance obligations on the Condensed Consolidated Balance Sheet as of March 31, 2002.

     The utilization of restructuring charges during the quarter ended March 31, 2002 are summarized as follows (in thousands):

	RESTRUCTURING CHARGE
						RESTRUCTURING,
	EMPLOYEE	FACILITY	ASSET		OTHER	SEVERANCE
	COST	RELATED	ABANDONMENT	TOTAL	SEVERANCE	AND OTHER CHARGES

Obligation at December 31, 2001	$5,293	$37,556	$71	$42,920	$4,056	$46,976

Utilization, cash payments	(4,215)	(30,790)	(71)	(35,076)	(1,716)	(36,792)

Obligation at March 31, 2002	$1,078	$6,766	$—	$7,844	$2,340	$10,184

     The Company expects future cash settlements related to these restructuring and severance activities to be approximately $10,184, of which approximately $6,309 will be paid within the next twelve months. Certain of the facility related obligations relate to locations for which restricted cash may be available to satisfy all, or part of, the associated obligation.

SCIENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
QUARTER ENDED March 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

4.   CREDIT FACILITIES

     The Company’s note payable to affiliate and credit facilities are comprised of the following (in thousands):

	March 31,	DECEMBER 31,
	2002	2001

5.75% secured convertible note payable to affiliates due January 2004	$3,664	$6,651
Borrowings under credit facilities	—	—
Term Loan facility due March 18, 2004	$2,327	$—

     The Company’s credit facility with a financial institution supporting letters of credit for property obligations will expire on May 19, 2002. The Company will collateralize remaining security deposits directly with landlords or by securing replacement letters of credit.

     On March 18, 2002 the Company secured a term loan facility with a financial institution that provides for borrowings of up to $9.4 million dependent on guarantees provided by and collateral pledged by members of the Board of Directors and a significant stockholder with Board of Directors representation. The loan is repayable on the earlier of March 18, 2004 or at the financial institutions option following the occurrence of a default, as defined. The Company’s ability to borrow under this facility can be impaired by certain events or conditions affecting the guarantors of the collateral. As of March 31, 2002 the Company has borrowed approximately $2.3 million under the term loan facility. On April 11, 2002 and May 1, 2002 the Company borrowed an additional $2.5 million and $1.0 million, respectively, resulting in an aggregate amount borrowed of $5.8 million. The interest rate is prime plus 1%. In the event of a default, the interest rate becomes the greater of a) prime plus 10% or b) 15%.

     On April 12, 2002, the Company established an accounts receivable credit facility with a financial institution. Under terms of the facility, the Company may borrow up to $5.0 million dependent on the level of eligible domestic accounts receivable. Accordingly, this facility only gives the Company earlier access to the amounts owed to us by our clients and does not provide access to cash in addition to our revenues. In connection with obtaining this facility, the Company issued warrants to purchase approximately 1.9 million shares of the Company’s common stock at an exercise price of $0.10.

SCIENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
QUARTER ENDED March 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

5.   COMPREHENSIVE LOSS

     The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,

	2001	2001

Net loss	$(5,319)	$(29,801)
Foreign currency translation adjustment	(141)	(156)
Unrealized loss on marketable securities	(66)	(220)

Comprehensive loss	$(5,526)	$(30,177)

6.   NOTE PAYABLE TO AFFILIATE

     On December 19, 2000, the Company consummated a transaction with an affiliate in which iXL Ventures PHC, Inc., an indirect wholly owned subsidiary of the Company (“iXL Ventures”), issued a 5.75% secured convertible note to the affiliate in exchange for a cash payment of $20 million. The note is secured by and exchangeable for, upon satisfaction of certain conditions, 10 million shares of common stock of the affiliate held by iXL Ventures. iXL Ventures has no properties or assets other than 10 million shares of the affiliate’s common stock. The note is non-recourse to iXL Ventures and the Company.

     The note commenced accruing interest on March 31, 2001 at 5.75% per annum on a quarterly basis. The entire amount of unpaid principal and accrued and unpaid interest is due and payable on January 7, 2004. iXL Ventures may at any time prepay all or a portion of the principal amount in cash. The Company may utilize the 10 million shares of the affiliate common stock to settle the note upon maturity or upon the affiliate calling the note prior to maturity. Also, the affiliate, at its option, may at any time (i) exchange the note for the pledged collateral or (ii) purchase the pledged collateral for $20 million. The carrying value of the note is adjusted quarterly for changes in the fair value of the affiliate’s common stock because the terms of the note enable the affiliate to exchange the note for the pledged collateral.

     Additionally, in conjunction with the issuance of the secured convertible note, the Company issued to the affiliate call rights to purchase up to 10 million shares of its common stock owned by iXL Ventures L.P. at a purchase price of $3.00 per share. The affiliate may exercise the call rights at any time for all or a portion of the call shares provided that the minimum amount of call shares purchased at any time is 500,000. The call rights expire on January 7, 2004.

     The Company allocated the proceeds received from the debt issuance between the note and the call rights based on their relative fair market values at the date of issuance. The portion allocated to the call rights resulted in a corresponding discount on the note and will be recognized as additional interest expense over the term of the note. As a result, the effective rate of interest on the note is approximately 20%. The note is recorded in long-term debt at its discounted value plus accrued interest, together with the call rights that are recorded at their fair value. We are required to reflect the call rights at their fair value while they are outstanding with any resulting changes in the fair value being recorded as income or expense. The Company uses the Black-Scholes option-pricing model to determine the fair value of the call rights. During the quarter ended March 31, 2002, the Company adjusted the value of notes payable and associated instruments by approximately $ 2,767 which is reflected in interest income on the accompanying statement of operations. During the quarter ended March 31, 2001, there was no adjustment to the value of the notes payable or associated instruments.

SCIENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
QUARTER ENDED March 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

7.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company leases certain operating facilities and equipment under non-cancelable agreements expiring through 2015, some of which require the Company to pay operating costs including property taxes, insurance and maintenance. These facility leases generally contain renewal options and some contain escalation provisions that increase the lease payments in future periods. The Company records rent expense on a straight-line basis over the term of the lease.

     As of March 31, 2002, the approximate aggregate future minimum lease payments for noncancelable operating leases are:

TOTAL COMMITMENTS

2002	$9,926
2003	12,165
2004	11,051
2005	8,954
2006	6,089
Thereafter	9,214

     In addition to operating lease commitments, the Company has commitments under capital leases totaling $2.9 million in 2002 and $63 thousand in 2003.

     Included in the commitments summarized above are aggregate contractual obligations of $27,942 pertaining to offices that have been vacated, in conjunction with our restructuring actions. The associated obligations regarding these properties, net of probable sublease income, are presented within the restructuring and severance obligation on the condensed consolidated balance sheet as of March 31, 2002.

Legal Proceedings

     On or about September 8, 2000, the first in a series of shareholder class action complaints was filed against iXL Enterprises, Inc. and certain of its present and former directors and officers in the United States District Court for the Northern District of Georgia. Those cases were consolidated by Order dated January 23, 2001, and a consolidated amended class action complaint (Case No. 1:00-CV-2347-CC) was filed on March 27, 2001, naming only iXL Enterprises as a defendant, on behalf of a putative class of all those who purchased or otherwise acquired securities of iXL Enterprises between November 30, 1999 and September 1, 2000. The amended complaint seeks damages based on general allegations of false and misleading press releases and SEC filings concerning iXL Enterprises’ business prospects and financial statements. The amended complaint asserted claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. By Order dated February 27, 2002, the Court granted iXL Enterprises’ motion to dismiss the case with prejudice.

     A related complaint was filed in Redwing Ltd. v. iXL Enterprises, Inc., et al. (Case No. 1:00-CV-2979-CC) in the United States District Court for the Northern District of Georgia against iXL and certain of its present and former directors and officers. The Redwing complaint alleges causes of action under Sections 10(b), 18, and 20, and Rule 10b-5 of the Securities Exchange Act of 1934, Sections 12 and 15 of the Securities Act of 1933, the Georgia Blue Sky laws, as well as common law claims for breach of contract and negligent misrepresentation. By Order dated August 31, 2001, the Court granted the Defendants’ motion to dismiss the Redwing complaint on venue grounds and entered judgment for the Defendants. On September 7, 2001, the Plaintiff appealed the judgment to the United States Court of Appeals for the Eleventh Circuit, which affirmed the dismissal on February 4, 2002.

SCIENT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)
QUARTER ENDED March 31, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(Unaudited)

     A second related complaint was filed in Next Century Communications Corporation v. U. Bertram Ellis (Case No. 1:01-CV-0755-TWT) in the United States District Court for the Northern District of Georgia. The Next Century complaint alleges fraud, negligent misrepresentation and breach of fiduciary duty. By Order dated October 17, 2001, the Court granted Defendant’s motion to dismiss for failure to state a claim. The Court allowed Plaintiffs an opportunity to submit a proposed amended complaint to attempt to cure the deficiencies in pleading, and on November 14, 2001, the Plaintiffs submitted a proposed amended complaint, which Defendant has moved to dismiss based on a failure to state a claim.

     On or about October 24, 2001, a putative class action was filed in Turner v. iXL Enterprises, Inc., et al. (Case No. 01 CV 9417) in the United States District Court for the Southern District of New York, against iXL, Merrill Lynch Pierce Fenner & Smith, FleetBoston Robertson Stephens, Bear Stearns & Co., Morgan Stanley & Co., U. Bertram Ellis, Jr., and M. Wayne Boylston. The complaint was purportedly filed on behalf of all persons and entities who acquired shares of iXL Enterprises’ stock between June 2, 1999 and December 6, 2000. The complaint seeks damages based on general allegations of false and misleading statements in the prospectus and registration statement for iXL Enterprises’ initial public offering related to the fees and commissions charged by the underwriters. The complaint asserts claims under Section 11 of the Securities Act of 1933 against iXL Enterprises and Messrs. Ellis and Boylston and under Section 15 of the Securities Act against Messrs. Ellis and Boylston.

     We believe we have meritorious defenses to the allegations in the cases listed above and intend to defend these cases vigorously. In light of the nature of the litigation process, there can be no assurance that we will not be motivated to consider reasonable settlement opportunities or suffer an adverse result, either of which could have a material adverse impact on the Company.

     From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of business. The Company has also received notices or claims from certain third parties for disputed and unpaid accounts payable. The Company intends to defend such allegations as appropriate. In addition, the Company believes that it has appropriately accounted for the amount of any probable liability that may arise out of these matters, and management believes that these matters will be resolved without a material effect on the Company’s financial position or results of operations.

8.   SEGMENT REPORTING

     The Company offers expertise in technology strategy consulting, systems architecture and infrastructure development, and also focuses on certain industry specific solutions. Management does not manage its operations by its service offerings, or solutions instead viewing the Company as a single operating segment when making business decisions, with one operating decision maker, the Chief Executive Officer. The Company manages its operations as a cross-disciplinary integrated solutions provider, which attempts to bring forth a coordinated service offering to its clients.

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

     The estimated international results translated to United States dollars are as follows for the quarters ended March 31:

	REVENUES		LONG-LIVED ASSETS

	2002	2001	3/31/2002	12/31/2001

United States	$16,887	$36,746	$45,617	$51,950
International	5,007	4,881	9,799	6,246

Total	$21,752	$41,627	$55,416	$58,196

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of the financial condition and results of operations of Scient in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in the 2001 Annual Report on Form 10-K.

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements. We have based these forward-looking statements on our current plans, expectations and beliefs about future events. In light of the risks, uncertainties and assumptions discussed under the caption “Risk Factors” in “Item 1. Business” of the 2001 Annual Report on Form 10-K and other factors discussed in that section, there is a risk that our actual experience will differ materially from the expectations and beliefs reflected in the forward-looking statements in this sections. See “Special Note Regarding Forward-Looking Information” in the 2001 Annual Report on Form 10-K.

Overview

     On November 7, 2001, iXL Enterprises, Inc. ("iXL") and Scient Corporation (collectively the "predecessors") combined to form Scient, Inc. (the "Company" or "Scient"), with trading of Scient, Inc. common stock commencing on November 8, 2001. Each share of iXL common stock outstanding was converted into 1.00 share of Scient, Inc's common stock and each share of Scient Corporation's common stock outstanding was converted into 1.24 shares of Scient, Inc.'s common stock. Following the business combination the stockholders of the predecessors each controlled approximately 50% of the voting control of the merged entity. iXL was deemed to be the acquirer for accounting purposes. Certain references to "Scient" in this analysis refer to the activities of the predecessors.

     All business combinations, including the merger of the predecessors of Scient, were accounted for using the purchase method of accounting and, accordingly, the total transaction consideration was allocated to the tangible and intangible assets acquired and liabilities assumed in the combination on the basis of their respective fair values on the date of acquisition. The results of operations, and the estimated fair value of the assets acquired and liabilities assumed of acquired entities, including Scient Corporation among other acquisitions, are included in the consolidated results of operations from the date of acquisition (November 7, 2001 in the case of Scient Corporation) and as a result certain financial information regarding Scient Corporation or other acquired entities, prior to the respective business combinations, are not included in the consolidated results of operations described below. The information presented herein is not necessarily indicative of what the results of operations would have been had the acquisitions taken place as of the beginning of the earliest period presented.

     Scient is a leading business and technology consultancy that helps companies utilize emerging technologies and business strategy designed to build stronger, more profitable relationships with their customers and business partners. Scient, through its predecessors, began operations in May 1996, and since that time has acquired a total of 39 companies. Scient has incurred substantial losses since its inception. As of March 31, 2002, Scient had an accumulated deficit of approximately $657.9 million.

     The demand for eServices is changing rapidly. Beginning in the third quarter of 2000, technology consultants, including Scient, experienced a significant reduction in demand. This overall slowdown affected Scient in that many of the Company’s Global 1000 clients rethought or delayed implementing their eBusiness strategy. This shift in market dynamics as to our Global 1000 clients resulted in part from diminished competitive pressures from dot.com companies, which were struggling or failing. In addition, many larger traditional companies have chosen to utilize in-house resources for the implementation of their eBusiness initiatives in lieu of those offered by Scient and its competitors. As a result, the average amount of time invested by Scient to sell its services has increased. It is likely that demand for eServices consulting, including those offered by the Company, will remain lower than prior levels for the foreseeable future. The revenue decline was broad based across our geographies. The Company has also experienced pricing pressures over the last year as a result of the macroeconomic environment.

     During the years ended December 31, 2001 and 2000, each of the predecessor entities, and the Company subsequent to the business combination, undertook significant restructuring actions in response to market conditions and substantial revenue declines. These actions were taken to reduce staffing levels, eliminate excess real estate locations and related commitments, and minimize non-restructuring operating cash outflows. During the quarter ended March 31, 2002 the Company settled $36.8 million of prior year restructuring and other severance obligations and has remaining obligations as of March 21, 2002, of $10.2 million.

     As a result of these actions, at March 31, 2002, the Company employed approximately 540 people and operated in eight principal locations in the United States and in London, England with an affiliate office in Tokyo, Japan. In the prior year we had 12 offices. In connection with the restructuring actions, the Company incurred significant restructuring and severance charges. The Company also evaluated the recoverability of its tangible assets, acquired intangible assets and goodwill by comparison of the carrying value relative to future cash flows, and the Company recorded non cash impairment and other charges. The Company believes it has reduced headcount and operating expenses to a level in line with its currently projected revenues. However, due to the nature of the Company’s engagements (See Risk Factor in the 2001 Annual Report on Form 10-K, “We May Not Be Able To Reduce

Significant Cuts To Achieve Profitability”), it is difficult to predict revenues and therefore to predict whether these actions are sufficient to allow the Company to achieve profitability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     For the Company’s critical account policies and estimates, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 16, 2002.

     There were no changes to the Company’s critical accounting policies and estimates during the quarter ended March 31, 2002, except as otherwise described herein.

Results of Operations

     This analysis and discussion has been derived from the unaudited financial statements contained elsewhere in this report, which in management’s opinion, have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal adjustments, necessary for a fair presentation of the financial information for the periods presented. The operating results for any period should not be considered indicative of the results for any future period. This information should be read in conjunction with the financial statements included in this report, as well as the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Comparison of Three Months Ended March 31, 2002 and March 31, 2001

     Revenue. Revenues include all amounts that are billable to clients. Revenues are recognized on a time-and-materials basis, or on a percentage-of-completion basis, depending on the terms of the individual contract, as services are provided by employees and subcontractors. Generally, our contracts are terminable by the client on short notice or without notice. Revenue decreased $19.9 million, or 47.7%, to $21.8 million for the three months ended March 31, 2002 from $41.7 million for the three months ended March 31, 2001. The decrease was primarily a result of the significant reduction of demand (volume) experienced by the Company; partially offset by combined revenues resulting from the business combination of Scient Corporation.

     Professional services expenses. Professional services expenses decreased $17.4 million, or 49.4%, to $17.8 million for the three months ended March 31, 2002 from $35.2 million for the three months ended March 31, 2001. The decrease was primarily attributable to a decrease in professional services headcount over the same period last year as a result of the Company’s restructuring efforts. As percentage revenue, professional services expenses decreased from 85% for the three months ended March 31, 2001 to 82% for the three months ended March 31, 2002. The decrease in professional services expenses as a percentage of revenues was due to the substantial decrease in professional services headcount in proportion to the decrease in revenue over the same period. Also, see the discussion of the industry trend in the “Overview” section above.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $17.4 million, or 65.9%, to $9.0 million for the three months ended March 31, 2002 from $26.4 million for the three months ended March 31, 2001. This decrease was primarily attributable to decreases in salaries, travel and other administrative expenses as a result of the Company’s cost reduction initiatives. As a percentage of revenues, selling, general and administrative expenses decreased to 41.5% for the three months ended March 31, 2002 from 63.4% for the three months ended March 31, 2001. During the three month period ended March 31, 2002, the Company was able to offset current bad debt experience with recoveries of previously uncollectible amounts. Management is unable to determine if such recoveries will be available in the future.

     Depreciation and amortization expense decreased $2.2 million, or 44.9% to $2.7 million for the three months ended March 31, 2002 from $4.9 million for the three months ended March 31, 2001. The decrease was primarily related to a reduction in the amount of depreciable assets in service.

     Amortization of Goodwill and Intangibles. Amortization & Goodwill and Intangibles decreased to $95 for the three months ended March 31, 2002 from $4,331 for the three months ended March 31, 2001. The decrease reflected the Company’s adoption of SFAS 142, effective January 1, 2002, pursuant to which goodwill is no longer amortized.

     Interest income. Interest income increased $2.3 million or 495.2% to $2.9 million for the three months ended March 31, 2001 from $587 thousand for the three months ended March 31, 2001. The increase was primarily due to the reduction in value of the ProAct note as further discussed in Note 6 of the consolidated financial statements.

     Interest expense. Interest expense decreased $619 thousand or 61.7% to $384 thousand for the three months ended March 31, 2002 from $1.0 million for the three months ended March 31, 2001. The decrease was primarily due to a decrease in credit facility fees.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through private placements of equity securities, public offerings of our common stock and through certain credit facilities from financing institutions or an affiliated entity.

     During the first quarter of 2002 we secured a term loan facility that provides for borrowings of up to $9.4 million dependent on guarantees provided by and collateral pledged by members of the Board of Directors and a significant stockholder with Board of Directors representation. The loan is repayable in March 2004. The Company’s ability to borrow under this facility can be impaired by certain events or conditions affecting the guarantors of the collateral. As of March 31, 2002, we borrowed $2.3 million under the term loan facility. On April 11, 2002 and May 1, 2002 we borrowed $2.5 million and $1.0 million respectively. As of May 9, 2002 the Company borrowed a total of $5.8 million.

     On April 12, 2002, the Company established an accounts receivable credit facility under with a financial institution. Under terms of the facility the Company may borrow up to $5 million dependent on the level of eligible domestic accounts receivable. Accordingly, this facility only gives the Company earlier access to the amounts owed to us by our clients and does not provide access to cash in addition to our revenues. In connection with obtaining this facility, the Company has agreed to issue warrants to purchase approximately 1.9 million shares of the Company’s common stock at an exercise price of $0.10. The fee on any amounts borrowed under the accounts receivable facility will be prime plus 2% on the initial payment until such time as the initial payment is paid in full. Proceeds on collections will be credited to the outstanding liability on the 5th business day after its receipt. The financial institution will charge a .75% monthly collateral management fee on the outstanding obligations during each month for processing and supervising the Company’s accounts receivable. If for any month during the term of the facility, the average unpaid balance of all initial payments does not equal the maximum amount available to borrow then the then the lending institution will earn a fee equal to .15% of the amount by which the maximum amount available to borrow exceeds such average daily unpaid balance, payable monthly.

     Our Condensed Consolidated Financial Statements include no adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We believe our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing or refinancing as may be required and ultimately to achieve profitable operations and positive cash flow. Throughout the first quarter, management has taken action to improve our liquidity by executing on our restructuring plans and closing on a $9.4 million term loan facility and a $5 million accounts receivable facility. Management will continue to evaluate its ability to further reduce operating costs. However, management believes that it has limited further ability to sufficiently reduce headcount.

     Our cash and marketable securities at March 31, 2002 totaled $6.2 million excluding restricted cash of $4.6 million. Existing cash, cash equivalents and marketable securities, together with additional liquidity or funds that may be available under credit facilities may not be sufficient to meet our anticipated capital needs through the end of calendar year 2002.

     Our cash requirements through the end of fiscal year 2002 are primarily to fund operations primarily compensation of our professional staff and facilities, and cash restructuring outlays for employees who were identified for termination in 2002 and facility related costs.

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

     If we raise additional funds through the issuance of equity, equity-related or debt securities, such equity securities may have rights, preferences, or privileges senior to those of common stock. Furthermore, because of the low trading price of Scient’s common stock, the number of shares of the new equity or equity related securities that may be required to be issued may cause stockholders to experience significant additional dilution. In addition, the issuance of debt securities could increase the risk or perceived risk of Scient. We cannot, however, be certain that additional financing or funds from asset sales, will be available on acceptable terms. If this additional financing becomes necessary and is not available or we are unable to raise funds from the sale of assets, we may need to merge or sell our business or our business may fail.

     Subject to the timely and successful implementation of the Company’s restructuring efforts, we expect the implementation of our restructuring program to reduce on an annualized basis, our operating expenses as compared with our 2001 levels by $88.6 million. Total cash outlays under the restructuring and other severance related employee termination programs are expected to be $46.9 million, of which approximately $36.8 million has been paid during the first quarter of 2002. We have made significant progress executing our restructuring program in the first quarter by settling $36.8 million in restructuring and severance obligations. While we have been successful in negotiating lease terminations in the first quarter, we can not guarantee that the same measure of success will result on our remaining obligations. As of March 31, 2002 we have an estimated remaining restructuring and severance liability of $10.2 million of which $6.3 million is expected to be settled during the next 12 months. The remaining restricted cash of $4.6 million is available to secure current office space and to settle certain related lease obligations identified in the restructuring. We can not predict when of if we will be successful in negotiating lease termination agreements with landlords. Our ability to realize the full benefits of our restructuring program is partially conditional on these lease terminations. We cannot assure you that our restructuring program will achieve all of the benefits we anticipate or on the timetable contemplated. As a result of the Company’s and its predecessor companies’ restructuring actions, the cost base and related cash requirements have been substantially reduced and aligned with the Company’s anticipated revenues. However demand for the Company’s services is difficult to predict.

Working Capital

     Cash used in operating activities was $52.3 million for the quarter ended March 31, 2002, as compared to cash used in operating activities of $20.3 million for the quarter ended March 31, 2001. The changes in net cash used in operating activities generally reflect the reported losses excluding depreciation and amortization expense and the settlement of accretion of discount on long term debt plus the effect of changes in working capital, most of which was the settlement of restructuring and severance obligations of $36.8 million. For the quarter ended March 31, 2002 cash provided by investing activities was $36.8 million and primarily is comprised of $36.6 million of restricted cash freed up by the termination of related leases and letters of credit (most of the cash was utilized to pay the early termination fees of such related leases). For the quarter ended March 31, 2001 net cash used in operating activities was $20.3 million and was comprised mostly of the loss adjusted for depreciation, amortization and bad debts plus the effect of changes in working capital. Cash provided by financing activities during the quarter ended March 31, 2001 was $16.5 million of which $16.1 million were proceeds from the issuance of common stock net of notes receivable for such common stock where cash was not yet received.

     We will be funding our operations for the second and third quarter utilizing cash collected from accounts receivable, and if necessary our accounts receivable credit facility, in conjunction with available liquidity from our term loan facility. In addition we are pursuing strategic alternatives which if successful will provide additional liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item, other than as described under this item in the Company’s 2001 Annual Report on Form 10-K.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On or about September 8, 2000, the first in a series of stockholder class action complaints was filed against iXL Enterprises, Inc. and certain of its present and former directors and officers in the United States District Court for the Northern District of Georgia. Those cases were consolidated by Order dated January 23, 2001, and a consolidated amended class action complaint (Case No. 1:00-CV-2347-CC) was filed on March 27, 2001, naming only iXL Enterprises as a defendant, on behalf of a putative class of all those who purchased or otherwise acquired securities of iXL Enterprises between November 30, 1999 and September 1, 2000. The amended complaint seeks damages based on general allegations of false and misleading press releases and SEC filings concerning iXL Enterprises’ business prospects and financial statements. The amended complaint asserted claims under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. By Order dated February 27, 2002, the Court granted iXL Enterprises’ motion to dismiss the case with prejudice.

     A related complaint was filed in Redwing Ltd. v. iXL Enterprises, Inc., et al. (Case No. 1:00-CV-2979-CC) in the United States District Court for the Northern District of Georgia against iXL and certain of its present and former directors and officers. The Redwing complaint alleges causes of action under Sections 10(b), 18, and 20, and Rule 10b-5 of the Securities Exchange Act of 1934, Sections 12 and 15 of the Securities Act of 1933, the Georgia Blue Sky laws, as well as common law claims for breach of contract and negligent misrepresentation. By Order dated August 31, 2001, the Court granted the Defendants’ motion to dismiss the Redwing complaint on venue grounds and entered judgment for the Defendants. On September 7, 2001, the Plaintiff appealed the judgment to the United States Court of Appeals for the Eleventh Circuit, which affirmed the dismissal on February 4, 2002.

     A second related complaint was filed in Next Century Communications Corp. v. U. Bertram Ellis (Case No. 1:01-CV-0755-TWT) in the United States District Court for the Northern District of Georgia. The Next Century complaint alleges fraud, negligent misrepresentation and breach of fiduciary duty. By Order dated October 17, 2001, the Court granted Defendant’s motion to dismiss for failure to state a claim. The Court allowed Plaintiffs an opportunity to submit a proposed amended complaint to attempt to cure the deficiencies in pleading, and on November 14, 2001, the Plaintiffs submitted a proposed amended complaint, which Defendant has moved to dismiss based on a failure to state a claim.

     On or about October 24, 2001, a putative class action was filed in Turner v. iXL Enterprises, Inc., et al. (Case No. 01 CV 9417) in the United States District Court for the Southern District of New York, against iXL Enterprises, Merrill Lynch Pierce Fenner & Smith, FleetBoston Robertson Stephens, Bear Stearns & Co., Morgan Stanley & Co., U. Bertram Ellis, Jr., and M. Wayne Boylston. The complaint was purportedly filed on behalf of all persons and entities who acquired shares of iXL Enterprises’ stock between June 2, 1999 and December 6, 2000. The complaint seeks damages based on general allegations of false and misleading statements in the prospectus and registration statement for iXL Enterprises’ initial public offering related to the fees and commissions charged by the underwriters. The complaint asserts claims under Section 11 of the Securities Act of 1933 against iXL Enterprises and Messrs. Ellis and Boylston and under Section 15 of the Securities Act against Messrs. Ellis and Boylston.

     We believe we have meritorious defenses to the allegations in the cases listed above and intend to defend these cases vigorously. In light of the nature of the litigation process, there can be no assurance that we will not be motivated to consider reasonable settlement opportunities or suffer an adverse result, either of which could have a material adverse impact on the Company.

ITEM 6. REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed:

DATE OF REPORT	DATE FILED	ITEMS INCLUDED

February 14, 2002	February 19, 2002	5; 7
January 9, 2002	January 16, 2002	4
January 8, 2002	January 10, 2002	5
January 8, 2002	January 9, 2002	5
December 31, 2001	January 2, 2002	5
November 7, 2001	January 18, 2002	2; UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET AS OF SEPTEMBER 30, 2001, UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2000, and UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scient, Inc.

	By:	/s/ JACQUES TORTOROLI

Jacques Tortoroli Chief Financial Officer

	By:	/s/ GARY J. FITLIN

Chief Accounting Officer

Date: May 15, 2002